Form 10-K
period 2001-02-28
CAPITAL GROUP ONE INC
filed 2001-06-13
CIK 1107772

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                    FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT 1934

FOR THE PERIOD ENDED FEBRUARY 28, 2001

                         COMMISSION FILE NUMBER 0-30107

                             CAPITAL GROUP ONE, INC.
             (Exact Name of Registrant as Specified in Its Charter)


        FLORIDA                                            65-0740090
(State of Incorporation)                       (IRS Employer Identification No.)


270 NW 3rd CT
Boca Raton FL                                                33432
(Address of Principal Executive Offices)                   (Zip Code)


Registrant's telephone number, including area code: 561-368-1427

         Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report:

NOT APPLICABLE

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 Days. Yes [X] No [ ]

         As of February 28, 2001 there were 2,200,000 shares of Class A common Stock, $.01 par value per share, outstanding.

                             CAPITAL GROUP ONE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                FEBRUARY 28, 2001

                             CAPITAL GROUP ONE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS

                                                             Page
                                                             ----

Independent Auditor's Report                                  F-1

Financial Statements:

 Balance Sheet                                                F-2

 Statements of Operations                                     F-3

 Statement of Changes in Stockholders'
 Equity (Deficit)                                             F-4

 Statements of Cash Flow                                      F-5

 Notes to Financial Statements                             F-6 to F-7

                          INDEPENDENT AUDITOR'S REPORT



To The Board of Directors
Capital Group One, Inc.

We have audited the accompanying balance sheet of Capital Group One, Inc. (a development stage company), as of February 28, 2001 and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended February 28, 2001 and February 29, 2000 and for the period from March 12, 1997 (inception)through February 28, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United states. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Group One, Inc. (a development stage company) as of February 28, 2001, and the results of its operations and its cash flows for the years ended February 28, 2001 and February 29, 2000 and for the period from March 12, 1997 (inception) through February 28, 2001 in conformity with accounting principles generally accepted in the United States.

April 25, 2001
Boca Raton, Florida

                             CAPITAL GROUP ONE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                FEBRUARY 28, 2001

                                     ASSETS
                                     ------

TOTAL ASSETS                                                     $   --
                                                                 ======





                         STOCKHOLDERS' EQUITY (DEFICIT)
                          -----------------------------


STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, $.001 par value, 50,000,000
  shares authorized, 2,200,000 shares
  issued and outstanding                                          2,200
 Additional paid-in capital                                       2,217
 Deficit accumulated during the development
  stage                                                          (4,417)
                                                                 ------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                             $   --
                                                                 ======



                Read accompanying Notes to Financial Statements.

                             CAPITAL GROUP ONE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
               YEARS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000
                                       AND
        PERIOD FROM MARCH 12, 1997 (INCEPTION) THROUGH FEBRUARY 28, 2001


                                          March 12,
                                            1997                   Year Ended
                                         (Inception)      -------------------------------
                                       to February 28,     February 29,      February 28,
                                            2001             2000                2001
                                         ------------     -----------       -------------

REVENUES                                  $    --          $    --            $    --

EXPENSES
 General and administrative                 2,958              309              4,417
                                          -------          -------            -------

NET (LOSS)                                $(2,958)         $  (309)           $(4,417)
                                          =======          =======            =======

(LOSS) PER SHARE                          $    --          $    --            $    --
                                          =======          =======            =======

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                            2,200,000        2,200,000          2,200,000
                                        =========        =========          =========



                Read accompanying Notes to Financial Statements.

                             CAPITAL GROUP ONE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
        PERIOD FROM MARCH 12, 1997 (INCEPTION) THROUGH FEBRUARY 28, 2001




                                                                             Deficit
                                        Common Stock                       Accumulated
                                      -----------------      Additional     During the
                                      Number of    Par         Paid-in      Development
                                       Shares     Value        Capital        Stage           Total
                                       ------     -----        -------        -----           -----
March 20, 1997 - Common
 shares issued for cash              1,000,000    $1,000       $   --        $    --         $  1,000

February 23, 2000 - Common
 shares issued in exchange
 for note receivable                 1,200,000     1,200           --             --            1,200

Reclassification of amount
 due to stockholder to
 additional paid-in capital                 --        --        2,217             --            2,217

Net (loss)                                  --        --           --         (4,417)          (4,417)
                                     ---------    ------       ------        -------         --------

Balance - February 28, 2001          2,200,000    $2,200       $2,217        $(4,417)        $     --
                                     =========    ======       ======        =======         ========



                Read accompanying Notes to Financial Statements.

                             CAPITAL GROUP ONE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENTS OF CASH FLOW
               YEARS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000
                                       AND
        PERIOD FROM MARCH 12, 1997 (INCEPTION) THROUGH FEBRUARY 28, 2001




                                                        Year Ended            Year Ended       Year Ended
                                                      March 12, 1997          February 29,     February 28,
                                                        (Inception)              2000             2001
                                                      --------------             ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                              $(2,958)              $ (309)         $(4,417)
                                                          -------               ------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Repayment of note receivable - stockholder                   --                1,200            1,200
                                                          -------               ------           ------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                       --                   --            1,000

  Increase in amount due to stockholder                     1,758                  309            2,217
                                                          -------               ------           ------

NET CASH PROVIDED BY FINANCING ACTIVITIES                   1,758                  309            3,217
                                                          -------               ------           ------

NET INCREASE (DECREASE) IN CASH                            (1,200)               1,200               --

CASH - BEGINNING                                            1,200                   --               --
                                                          -------               ------           ------

CASH - ENDING                                             $    --               $1,200          $    --
                                                          =======               ======          =======

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:
 Common stock issued in exchange for note
   receivable                                             $    --               $   --          $ 1,200
                                                          =======               ======          =======
 Reclassification of amount due to
   stockholder to additional paid-in
   capital                                                $ 2,217               $   --          $ 2,217
                                                          =======               ======          =======

                Read accompanying Notes to Financial Statements.

                             CAPITAL GROUP ONE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2001

NOTE 1.           ORGANIZATION

                  Capital Group One, Inc. was incorporated on March 12, 1997 under the laws of the State of Florida. The Company is engaged in the acquisition and renovation of foreclosed residential homes for resale. The Company's headquarters is in Toronto, Ontario, Canada. The Company is in the process of registering its securities under the Securities Exchange Act of 1934. Since inception, planned operations have not commenced.

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  INCOME TAXES

                  Deferred income taxes are provided for differences between the basis of assets and liabilities for financial and income tax reporting. A valuation allowance is provided against deferred income tax assets in circumstances where management believes recoverability of a portion of the assets is not reasonably assured.

                  (LOSS) PER SHARE

                  (Loss) per share is computed by dividing net (loss) for the year by the weighted average number of shares outstanding.

                  STATEMENT OF CASH FLOWS

                  For purposes of this statement the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

                  USE OF ESTIMATES

                  Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and

                             CAPITAL GROUP ONE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2001

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  USE OF ESTIMATES (CONTINUED)

                  liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Accordingly, actual results could vary from the estimates that were assumed in preparing the financial statements.

NOTE 3.           RELATED PARTY TRANSACTIONS

                  NOTE RECEIVABLE - STOCKHOLDER

                  On March 15, 1997, the Company received a non-interest bearing note from the majority stockholder for the purchase of 1,200,000 common shares. The note was repaid on February 22, 2000.

                  DUE TO STOCKHOLDER

                  Due to stockholder consisted of non-interest bearing advances made by the majority stockholder for payment of professional and filing fees. The amount due to stockholder of $2,217 was reclassified to additional paid-in capital.

NOTE 4.           CAPITAL STOCK

                  The Company has authorized 50,000,000 common shares with a par value of $.001 per share. As of February 28, 2001 and February 29, 2000, 2,200,000 common shares were issued and outstanding.

                                     PART 2

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None

ITEM 2. CHANGES IN SECURITIES

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDINGS

        None

ITEM 5. OTHER INFORMATION

        None

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated June 13, 2001                                   CAPITAL GROUP ONE, INC.


                                                      By: /s/ Mathew McNeally
                                                          ----------------------
                                                          President CEO


                                                      By: /s/ Ledyard DeWees
                                                          ----------------------
                                                          Secretary