Form 10KSB
period 2002-02-28
CAPITAL GROUP ONE INC
filed 2003-02-13
CIK 1107772

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934
For the period ended February 28, 2002

Commission file number 0-30107

Capital Group One, Inc.

(Exact Name and Registrant as Specified in its Chapter)

Florida (State of Incorporation)	65-0830090 (IRS Employer Identification Number)

120 Adelaide Street West Suite 1214 Toronto, Ontario Canada (Address of Principal Executive Offices)	M5H 1T1 (Zip Code)

Registrant’s telephone number, including area code: 416-214-9735

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report:
Not Applicable

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 Days. Yes   ☒   No   ☐.

As of February 28, 2002 there were 2,200,000 shares of Class A common stock, $.01 par value per share, outstanding.

PART 2

OTHER INFORMATION

Item 1. Legal Proceedings

     None

Item 2. Changes in Securities

     None

Item 3. Defaults upon Senior Securities

     None

Item 4. Submissions of Matters to a Vote of Security Holdings

     None

Item 5. Other Information

     None

2

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 4, 2003	FINANCIAL VENTURES INC.

By: Mathew McNeally

President CEO

By: James Stewart

Secretary

3

CAPITAL GROUP ONE, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

FEBRUARY 28, 2002

4

CAPITAL GROUP ONE, INC.
(A Development Stage Company)

CONTENTS

PAGE

Independent Auditor’s Report	F-1

Financial Statements:

Balance Sheet	F-2

Statements of Operations	F-3

Statement of Changes in Stockholders’ Equity (Deficit)	F-4

Statements of Cash Flow	F-5

Notes to Financial Statements	F-6 to F-8

5

Earl M. Cohen, C.P.A., P.A.

Certified Public Accountant
2505 N.W. Boca Raton Blvd. • Suite 202
Boca Raton, Florida 33431
Tel.: (561) 347-1608 Fax: (561) 417-9984

INDEPENDENT AUDITOR’S REPORT

To The Board of Directors
Capital Group One, Inc.

We have audited the accompanying balance sheet of Capital Group One, Inc. (a development stage company), as of February 28, 2002 and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years ended February 28, 2002 and 2001 and for the period from March 12, 1997 (inception) through February 28, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Group One, Inc. (a development stage company) as of February 28, 2002, and the results of its operations and its cash flows for the years ended February 28, 2002 and 2001 and for the period from March 12, 1997 (inception) through February 28, 2002 in conformity with accounting principles generally accepted in the United States.

/s/ Earl M. Cohen, C.P.A., P.A.

Earl M. Cohen, C.P.A., P.A.

January 15, 2003 Boca Raton, Florida

MEMBER
American Institute of Certified Public Accountants
Florida Institute of Certified Public Accountants

CAPITAL GROUP ONE, INC.
(A Development Stage Company)

BALANCE SHEET
FEBRUARY 28, 2002

ASSETS

TOTAL ASSETS	$—

STOCKHOLDERS’ EQUITY (DEFICIT)

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $.001 par value, 50,000,000 shares authorized, 2,200,000 shares issued and outstanding	2,200
Additional paid-in capital	3,117
Deficit accumulated during the development stage	(5,317)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	$—

Read accompanying Notes to Financial Statements.

CAPITAL GROUP ONE, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
YEARS ENDED FEBRUARY 28, 2002 AND FEBRUARY 29, 2001
AND
PERIOD FROM MARCH 12, 1997 (INCEPTION) THROUGH FEBRUARY 28, 2002

			March 12,
			1997
	Year Ended	Year Ended	(Inception)
	February 28,	February 28,	to February 28,
	2002	2001	2002

REVENUES	$—	$—	$—

EXPENSES General and administrative	900	2,958	5,317

NET (LOSS)	$(900)	$(2,958)	$(5,317)

(LOSS) PER SHARE	$—	$—

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,200,000	2,200,000

Read accompanying Notes to Financial Statements.

CAPITAL GROUP ONE, INC.
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
PERIOD FROM MARCH 12, 1997 (INCEPTION) THROUGH FEBRUARY 28, 2002

	Common Stock			Deficit
			Additional	Accumulated
	Number of	Par	Paid-in	During the
	Shares	Value	Capital	Development Stage	Total

March 20, 1997 — Common shares issued for cash	1,000,000	$1,000	$—	$—	$1,000

February 23, 2000 — Common shares issued in exchange for note receivable	1,200,000	1,200	—	—	1,200

Reclassification of amount due to stockholder to additional paid-in capital	—	—	2,217	—	2,217

Net (loss)	—	—	—	(4,417)	(4,417)

Balance — February 28, 2001	2,200,000	$2,200	$2,217	$(4,417)	$—

Increase in additional paid-in capital	—	—	900	—	900

Net (loss)	—	—	—	(900)	(900)

Balance — February 28, 2002	2,200,000	$2,200	$3,117	$(5,317)	$—

Read accompanying Notes to Financial Statements.

CAPITAL GROUP ONE, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOW
YEARS ENDED FEBRUARY 28, 2002 AND FEBRUARY 29, 2001
AND
PERIOD FROM MARCH 12, 1997 (INCEPTION) THROUGH FEBRUARY 28, 2002

			March 12,
			1997
	Year Ended	Year Ended	(Inception)
	February 28,	February 29,	to February 28,
	2002	2001	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(900)	$(2,958)	$(5,317)

CASH FLOWS FROM INVESTING ACTIVITIES:
Repayment of note receivable — stockholder	—	—	1,200

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	—	1,000
Increase in additional paid-in capital	900	—	900
Increase in amount due to stockholder	—	1,758	2,217

NET CASH PROVIDED BY FINANCING ACTIVITIES	900	1,758	4,117

NET INCREASE (DECREASE) IN CASH	—	(1,200)	—
CASH — BEGINNING	—	1,200	—

CASH — ENDING	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued in exchange for note receivable	$—	$—	$1,200

Reclassification of amount due to stockholder to additional paid-in capital	$—	$—	$2,217

Read accompanying Notes to Financial Statements.

CAPITAL GROUP ONE, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2002

NOTE 1. ORGANIZATION

Capital Group One, Inc. was incorporated on March 12, 1997 under the laws of the State of Florida. The Company is engaged in the acquisition and renovation of foreclosed residential homes for resale. The Company’s headquarters is in Toronto, Ontario, Canada.

The Company has no revenues to date. Since inception, the Company has been dependent upon the receipt of capital investment or other financing to fund its continuing activities. In addition to the normal risks associated with a new business venture, there can be no assurance that the Company’s product development will be successfully completed or that it will be a commercial success. Further, the Company is dependent upon certain related parties to provide continued funding and capital resources.

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

CAPITAL GROUP ONE, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2002

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Statement of Cash Flows

For purposes of this statement the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Use of Estimates

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Accordingly, actual results could vary from the estimates that were assumed in preparing the financial statements.

NOTE 3. INCOME TAXES

As of February 28, 2002 and 2001, no deferred income taxes has been recorded due to the Company having no history of profitable operations. Significant components of the Company’s net deferred income tax asset are as follows:

	2002	2001

Start-up expenditures	$1,000	$800
Less: Valuation allowance	(1,000)	(800)

Net deferred income tax asset	$—	$—

During the year ended February 28, 2002, the valuation allowance increased by $200.

CAPITAL GROUP ONE, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2002

NOTE 3. INCOME TAXES (CONTINUED)

The reconciliation of income tax (benefit) computed at the federal statutory rate to income tax expense (benefit) is as follows:

Tax (benefit) at federal statutory rate	(15.00)%
State tax (benefit), net of federal benefit	(3.63)
Valuation allowance	18.63

Tax provision (benefit)	00.00%

NOTE 4. CAPITAL STOCK

The Company has authorized 50,000,000 common shares with a par value of $.001 per share. As of February 28, 2002, 2,200,000 common shares were issued and outstanding.