Form 10QSB
period 2001-05-31
CAPITAL GROUP ONE INC
filed 2003-02-14
CIK 1107772

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934
For the period ended May 31, 2001

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

As of May 31, 2001 there were 2,200,000 shares of Class A common stock, $.01 par value per share, outstanding.

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

By: Mathew McNeally

President CEO

By: James Stewart

Secretary

CAPITAL GROUP ONE, INC.
(A Development Stage Company)

BALANCE SHEET
MAY 31, 2001
(Unaudited)

ASSETS

TOTAL ASSETS	$—

STOCKHOLDERS’ EQUITY (DEFICIT)

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $.001 par value, 50,000,000 shares authorized, 2,200,000 shares issued and outstanding	2,200
Additional paid-in capital	3,117
Deficit accumulated during the development stage	(5,317)

Total Stockholders’ Equity (Deficit)	—

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	$—

Read accompanying Notes to Financial Statements.

CAPITAL GROUP ONE, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

			Period From
			March 12,
	Three Months Ended		1997
	May 31,		(Inception)
			to May 31,
	2001	2000	2001

REVENUES	$—	$—	$—

EXPENSES
General and administrative	900	2,089	5,317

NET (LOSS)	$(900)	$(2,089)	$(5,317)

(LOSS) PER SHARE	$—	$—

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,200,000	2,200,000

Read accompanying Notes to Financial Statements.

CAPITAL GROUP ONE, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

			Period From
			March 12,
	Three Months Ended		1997
	May 31,		(Inception)
			to May 31,
	2001	2000	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(900)	$(2,089)	$(5,317)

CASH FLOWS FROM INVESTING ACTIVITIES:
Repayment of note receivable — stockholder	—	—	1,200

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	—	1,000
Increase in additional paid-in capital	900	—	900
Increase in amount due to stockholder	—	1,300	2,217

NET CASH PROVIDED BY FINANCING ACTIVITIES	900	1,300	4,117

NET INCREASE (DECREASE) IN CASH	—	(789)	5,317
CASH — BEGINNING	—	1,200	—

CASH — ENDING	$—	$411	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued in exchange for note receivable	$—	$—	$1,200

Reclassification of amount due to stockholder to additional paid-in capital	$—	$—	$2,217

Read accompanying Notes to Financial Statements.

CAPITAL GROUP ONE, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
MAY 31, 2001

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements are unaudited. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto for the year ended February 28, 2001, included in the Company’s Form 10-KSB as filed with the SEC.

CAPITAL GROUP ONE, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2001

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3. CAPITAL STOCK

The Company has authorized 50,000,000 common shares with a par value of $.001 per share. As of May 31, 2001, 2,200,000 common shares were issued and outstanding.