Form 10QSB
period 2001-08-31
CAPITAL GROUP ONE INC
filed 2003-02-14
CIK 1107772

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934
For the period ended August 31, 2001

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

As of August 31, 2001 there were 2,200,000 shares of Class A common stock, $.01 par value per share, outstanding.

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

By: Mathew McNeally

President CEO

By: James Stewart

Secretary

CAPITAL GROUP ONE, INC.
(A Development Stage Company)

BALANCE SHEET
AUGUST 31, 2001
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

CAPITAL GROUP ONE, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended		Period from
	August 31,		August 31,		March 12, 1997
					(Inception) to
	2001	2000	2001	2000	August 31, 2001

REVENUES	$—	$—	$—	$—	$—

EXPENSES
General and administrative	—	369	900	2,458	5,317

NET (LOSS)	$—	$(369)	$(900)	$(2,458)	$(5,317)

(LOSS) PER SHARE	$—	$—	$—	$—

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,200,000	2,200,000	2,200,000	2,200,000

Read accompanying Notes to Financial Statements.

CAPITAL GROUP ONE, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

			Period From
			March 12,
	Six Months Ended		1997
	August 31,		(Inception)
			to August 31,
	2001	2000	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(900)	$(2,458)	$(5,317)

CASH FLOWS FROM INVESTING ACTIVITIES:
Repayment of note receivable — stockholder	—	—	1,200

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	—	1,000
Increase in additional paid-in capital	900	—	900
Increase in amount due to stockholder	—	1,258	2,217

NET CASH PROVIDED BY FINANCING ACTIVITIES	900	1,258	4,117

NET INCREASE (DECREASE) IN CASH	—	(1,200)	5,317
CASH — BEGINNING	—	1,200	—

CASH — ENDING	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued in exchange for note receivable	$—	$—	$1,200

Reclassification of amount due to stockholder to additional paid-in capital	$—	$—	$2,217

Read accompanying Notes to Financial Statements.

CAPITAL GROUP ONE, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2001

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
AUGUST 31, 2001

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

NOTE 3. CAPITAL STOCK

The Company has authorized 50,000,000 common shares with a par value of $.001 per share. As of August 31, 2001 2,200,000 common shares were issued and outstanding.