Form 10QSB
period 2002-11-30
CAPITAL GROUP ONE INC
filed 2003-02-14
CIK 1107772

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934
For the period ended November 30, 2002

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

As of November 30, 2002 there were 2,200,000 shares of Class A common stock, $.01 par value per share, outstanding.

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

By: Mathew McNeally

President CEO

By: James Stewart

Secretary

CAPITAL GROUP ONE, INC.
(A Development Stage Company)

BALANCE SHEET
NOVEMBER 30, 2002
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

CAPITAL GROUP ONE, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended		Period From
	November 30, 2002		November 30, 2001		March 12, 1997
					(Inception) to
	2002	2001	2002	2001	November 30, 2002

REVENUES	$—	$—	$—	$—	$—

EXPENSES General and administrative	—	—	150	900	5,467

NET (LOSS)	$—	$—	$(150)	$(900)	$(5,467)

(LOSS) PER SHARE	$—	$—	$—	$—

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,200,000	2,200,000	2,200,000	2,200,000

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
NOVEMBER 30, 2002

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
NOVEMBER 30, 2002

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

NOTE 3. CAPITAL STOCK

The Company has authorized 50,000,000 common shares with a par value of $.001 per share. As of November 30, 2002 2,200,000 common shares were issued and outstanding.