Form 10KSB
period 2003-02-28
CAPITAL GROUP ONE INC
filed 2003-12-10
CIK 1107772

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

                                   (Mark one)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2003

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period from ________ to ________

                       Commission file number: 000-30107

                            Capital Group One, Inc.
     ---------------------------------------------------------------------

               (Name of small business issuer in its charter)

                      Florida                            65-0830090
         ---------------------------------    -------------------------------
          (State or other jurisdiction of     (IRS Employer Identification No.)
           incorporation or organization)

                     120 Adelaide Street West, Suite 1214
                                Toronto, Ontario
                                     Canada
      ---------------------------------------------------------------------
                  (Address of principal executive offices)

                                     M5H 1T1
      ---------------------------------------------------------------------
                                    (Zip Code)

Registrant's telephone number, including area code: 416-214-9735

Securities registered under Section 12(g) of the Exchange Act:

                   Common Stock, $0.001 par value per share
            --------------------------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  []   No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company's revenues for the year ended February 28, 2003 were $0.

As of November 30, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on the price of $.001 per share at which the common equity was sold to non-affiliates) was $1,000.

The number of shares of the registrant's common stock, par value
$0.001 per share, outstanding as of November 30, 2003 was 2,200,000.

Transitional Small Business Disclosure Format (check one): Yes []; No [X]

PART I.

Item 1.  DESCRIPTION OF THE BUSINESS

	Capital Group One, Inc. ( the "Company") was incorporated on March 12, 1997 under the laws of the State of Florida.

         	At its inception, the Company adopted a Business
Plan with the objective of having the Company purchase foreclosed residential homes for the purpose of renovating such homes and placing them for resale thereafter.

         	The Business Plan of the Company set forth the following guidelines for its planned operations:

         * All homes will be purchased only in the counties of Dade, Broward and Palm Beach, Florida.

         *        The price to be paid, per residence acquired, will not exceed
                  $55,000.

         *         The selling price will not be less than $70,000.

         * The selling price will be based on the rule that the minimum gross profit per residence will be $10,000. Any price above $70,000 will be based on market conditions at the time of sale.

         * The anticipated turn-around-time, meaning the time from the date of purchase to date of sale will be 3 months.

     Subsequent to its formation, the Company sold
1,000,000 shares of its common stock, in units of 100,000 shares each, to 10 persons at the par price of the stock ($.001), per share, thus raising $1,000 in cash proceeds. These sales were made under Regulation D as promulgated by the Securities and Exchange Commission. The proceeds were primarily used to conduct feasibility research as to the acquisition and sale of foreclosed properties.

     The information received by the Company indicated that economic conditions were not favorable to proceed with the Business Plan at that time. As a consequence, the Company has not yet commenced active business operations although it remains a corporation in good standing under Florida law.

     The initial proceeds of $1,000 received by the Company were expended in 1997 for research and development. The
Company has been inactive subsequently and has no employees as of the date of this filing.

Item 2.  DESCRIPTION OF PROPERTIES

      The Company has no real properties or leasehold interests at this time. The Company is not currently engaged in any real estate activities.

      The Company's principal place of business is located at 120 Adelaide Street West
Suite 1214, Toronto, Ontario Canada on a rent-free basis pursuant to an oral agreement. It is anticipated that this arrangement will be suitable for the needs of the Company for the foreseeable future.


Item 3.  LEGAL PROCEEDINGS

      There is no litigation of any type whatsoever pending or threatened by or against the Company, its officers and/or its director.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II.

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

      There is currently no public trading market for our Common Stock.

      As of November 30, 2003 there were 11 holders of record of Common Stock.

      The Company has never paid a dividend on its common stock.
It is the Company's present policy to retain all earnings to provide funds for the future growth of the Company.

Recent Sales Of Unregistered Securities

      The Company has not sold any securities within the past three years that were not registered under the Securities Act.


Item 6.  MANAGEMENT'S PLAN OF OPERATION

      The Company has no revenues to date. Since inception, the Company has been dependent upon the receipt of capital investment or other financing to fund its continuing activities.

      At the present time the Company has no specific consequential cash requirements because it is inactive. The Company has no employees and does not plan to hire any employees. The Company intends to use independent contractors for any work that needs to be completed. The Company is dependent upon certain related parties to provide continued funding and capital resources.

     Special Note Regarding Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 (the
"Reform Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission and in its reports to stockholders. Generally, the inclusion of the words "believe", "expect", "intend", "estimate", "anticipate", "will", and similar expressions identify statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections.

     All statements addressing operating performance, events, or developments that the Company expects or anticipates will occur in the future, including statements relating to sales growth, earnings or earnings per share growth, and market share, as well as statements expressing optimism or pessimism about future operating results (in particular, statements under Part II, Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations), contain forward-looking statements within the meaning of the Reform Act. The forward-looking statements are and will be based upon management's then-current views and assumptions regarding future events and operating performance, and are applicable only as of the dates of such statements but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. In addition, the Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

     By their nature, all forward-looking statements involve risk and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons, including but not limited: competitive prices pressures at both the wholesale and retail levels, changes in market demand, changing interest rates, adverse weather conditions that reduce sales at distributors, the risk of assembly and manufacturing plant shutdowns due to storms or other factors, the impact of marketing and cost-management programs, and general economic, financial and business conditions.


Item 7.  FINANCIAL STATEMENTS

     The Financial Statements are included with this report commencing on page F-1.


Item 8.  CHANGES IN ACCOUNTANTS AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

Item 8A.  CONTROLS AND PROCEDURES

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     During the 90-day period prior to the date of this report, an evaluation was performed under the supervision and with the participation of our Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. Subsequent to the date of this evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, and no corrective actions taken with regard to significant deficiencies or material weaknesses in such controls.


PART III.

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

Our directors, executive officers and key employees are as follows:


Name                     Age   Position                  Director Since

Matthew McNeally         40    Chief Executive Officer    2000

James Steward            58    Chief Financial Officer    2001


Matthew McNeally has served as our Chief Executive Officer since 2000 and has also served as the Managing Director of Anglo Offshore Inc. since 1995. Anglo Offshore Inc. is a boutique merchant bank located in Toronto, Nassau and London, England. It is involved in fund management, venture capital and mergers and acquisitions. Mr. McNeally also concurrently serves as the Chief Executive Officer of Financial Ventures, Inc., where he has served since 2000.

James Steward, has served as our Chief Financial Officer since
2001 and has also served as the President of Steward Capital
Corp. since 1982 Steward Capital Corp is a venture capital company for small and medium sized companies.

Directors' Remuneration

     Our directors are presently not compensated for serving on the board of directors.

Executive Compensation

Employment Agreements

     We have not entered into any employment agreements.


Section 16(a) Beneficial Ownership Reporting Compliance

     The Company is not aware of any director, officer or beneficial owner of more than ten percent of the Company's Common
Stock that, during fiscal year 2003, failed to file on a timely basis reports required by Section 16(a) of the Securities
Exchange Act of 1934.


Item 10. EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth the total compensation paid to or accrued for the fiscal years ended February 28, 2003 and 2002 to our Chief Executive Officer. As no employees have ever received a salary from the company we have not included any other officers in the table.



Annual Compensation


Name and                                              Other       Restricted     Securities                     All
Principal Position     Fiscal                         Annual         Stock       Underlying      LTIP          Other
                       Year    Salary     Bonus     Compensation     Awards      Options        Payouts    Compensations
------------------     ----    ------     -----     ------------  ----------     -----------    -------    -------------

Matthew McNeally, CEO   2003    0          0         0             0              0              0           0

                        2002    0          0         0             0              0              0           0



Stock Option Grants in the past fiscal year

     We have not issued any grants of stock options in the past fiscal year.


Employment Agreements

     We have not entered into any employment agreements.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding beneficial ownership of our common stock as of the date of this report, by (i) those shareholders known to be the beneficial owners of more than five percent of the voting power of our outstanding capital stock, (ii) each director, and (iii) all executive officers and directors as a group:



Name and Address of                  Number of            Percent
Beneficial Owner                     Shares Owned         Owned


Barwick Holdings Ltd.                1,200,000            54.5

14 Rovert House
Market Street
P.O. Box CB 12345
Nassau Bahamas


Matthew McNeally                             0              0
C/O Capital Group One,
Inc.
120 Adelaide Street West
Suite 1214
Toronto, Ontario
Canada

James Steward                                 0             0
C/O Capital Group One,
Inc.
120 Adelaide Street West
Suite 1214
Toronto, Ontario
Canada

All Directors and Officers
as a Group (2 Persons)                        0              0


Item 12. CERTAIN TRANSACTIONS

     None

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

     None

                     CAPITAL GROUP ONE, INC.
                  (A Development Stage Company)
                     FINANCIAL STATEMENTS
                        FEBRUARY 28, 2003
                     CAPITAL GROUP ONE, INC.
                  (A Development Stage Company)

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

      Financial Statements:

      Balance Sheet                                   F-2

      Statements of Operations                        F-3

      Statement of Changes in Stockholders'
      Equity (Deficit)                                F-4

      Statements of Cash Flows                        F-5

      Notes to Financial Statements                F-6 to F-8

                   INDEPENDENT AUDITOR'S REPORT

To The Board of Directors
Capital Group One, Inc.

We have audited the accompanying balance sheet of Capital Group One, Inc.
(a development stage company), as of February 28, 2003 and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended February 28, 2003 and 2002 and for the period from March 12, 1997 (inception) through February 28, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.


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


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Group One, Inc. (a development stage company) as of February 28, 2003, and the results of its operations and its cash flows for the years ended February 28, 2003 and 2002 and for the period from March 12, 1997 (inception) through February 28, 2003 in conformity with accounting principles generally accepted in the United States.

May 15, 2003

Boca Raton, Florida

                     CAPITAL GROUP ONE, INC.
                  (A Development Stage Company)
                          BALANCE SHEET
                        FEBRUARY 28, 2003


                              ASSETS
                              ------

TOTAL ASSETS                                   $   -
                                               =======


                     STOCKHOLDERS' EQUITY (DEFICIT)
                     ------------------------------


STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, $.001 par value, 50,000,000
  shares authorized, 2,200,000 shares
  issued and outstanding                         2,200
 Additional paid-in capital                     10,590
 Deficit accumulated during the development
  stage                                        (12,790)
                                               --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)           $  -


   Read accompanying Notes to Financial Statements.

                                 CAPITAL GROUP ONE, INC.
                              (A Development Stage Company)
                                STATEMENTS OF OPERATIONS
                   YEARS ENDED FEBRUARY 28, 2003 AND FEBRUARY 29, 2002
                                           AND
            PERIOD FROM MARCH 12, 1997 (INCEPTION) THROUGH FEBRUARY 28, 2003




                                                                              March 12,
                                                                                1997
                                          Year Ended       Year Ended       (Inception)
                                          February 28,     February 28,    to February 28,
                                             2003             2002              2003
                                          ------------     ------------    ---------------
REVENUES                                   $   -            $   -             $    -
EXPENSES
 General and administrative                  7,473              900             12,790
                                           --------         --------          ---------
NET (LOSS)                                 $(7,473)         $  (900)          $(12,790)
                                           ========         ========          =========
(LOSS) PER SHARE                           $   -            $   -
                                           ========         ========

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                              2,200,000        2,200,000
                                          =========        =========



                     Read accompanying Notes to Financial Statements.

                                  CAPITAL GROUP ONE, INC.
                               (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
             PERIOD FROM MARCH 12, 1997 (INCEPTION) THROUGH FEBRUARY 28, 2003


                                                                          Deficit
                                   Common Stock         Additional       Accumulated
                                 Number of    Par        Paid-in      During the Development
                                 Shares      Value       Capital             Stage              Total
                                 -------     -----      ---------           -------            -------
March 20, 1997 - Common
 shares issued for cash           1,000,000    $1,000     $   -               $   -              $ 1,000
February 23, 2000 - Common
 shares issued in exchange
 for note receivable              1,200,000     1,200         -                   -                1,200
Reclassification of amount
 due to stockholder to
 additional paid-in capital            -         -           2,217                -                2,217
Net (loss)                             -         -            -                 (4,417)           (4,417)
                                  ---------    ------      -------            ---------          --------
Balance - February 28, 2001       2,200,000     2,200        2,217              (4,417)             -
Increase in additional paid-in
 capital                               -          -            900                -                  900
Net (loss)                             -          -           -                   (900)             (900)
                                  ---------    ------      -------            ---------          --------
Balance - February 28, 2002       2,200,000     2,200        3,117              (5,317)             -
Increase in additional paid-in
 capital                               -          -          7,473                -                7,473
Net (loss)                             -          -           -                 (7,473)           (7,473)
                                  ---------    ------      -------            ---------          --------
Balance - February 28, 2003       2,200,000    $2,200      $10,590            $(12,790)          $  -
                                  =========    ======      =======            =========          ========


                     Read accompanying Notes to Financial Statements.
                                            F-4

                                    CAPITAL GROUP ONE, INC.
                                 (A Development Stage Company)
                                   STATEMENTS OF CASH FLOWS
                      YEARS ENDED FEBRUARY 28, 2003 AND FEBRUARY 29, 2002
                                              AND
               PERIOD FROM MARCH 12, 1997 (INCEPTION) THROUGH FEBRUARY 28, 2003




                                                                                             March 12,
                                                                                               1997
                                                      Year Ended            Year Ended      (Inception)
                                                     February 28,          February 29,     to February 28,
                                                        2003                  2002              2003
                                                     ------------         --------------    ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                           $(7,473)             $  (900)             $(12,790)
                                                       --------             --------             ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Repayment of note receivable - stockholder              -                    -                    1,200
                                                       --------             --------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                  -                    -                    1,000
  Increase in additional paid-in capital                 7,473                  900                 8,373
  Increase in amount due to stockholder                   -                    -                    2,217
                                                       --------             --------             ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                7,473                  900                11,590
                                                       --------             --------             ---------
NET INCREASE (DECREASE) IN CASH                           -                    -                     -
CASH - BEGINNING                                          -                    -                     -
                                                       --------             --------             ---------
CASH - ENDING                                          $  -                 $  -                $    -
                                                       ========             ========             =========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:
 Common stock issued in exchange for note
  receivable                                           $  -                 $  -                $   1,200
                                                       ========             ========             =========

 Reclassification of amount due to
  stockholder to additional paid-in capital            $  -                 $  -                 $  2,217
                                                       ========             ========             =========




             Read accompanying Notes to Financial Statements.

                    CAPITAL GROUP ONE, INC.
                 (A Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS
                       FEBRUARY 28, 2003

NOTE 1.   ORGANIZATION
          ------------

          Capital Group One, Inc. was incorporated on March 12,
          1997 under the laws of the State of Florida. The Company is engaged in the acquisition and renovation of foreclosed residential homes for resale. The Company's headquarters is in Toronto, Ontario, Canada.

          The Company has no revenues to date. Since inception, the Company has been dependent upon the receipt of capital investment or other financing to fund its continuing activities. In addition to the normal risks associated with a new business venture, there can be no assurance that the Company's product development will be successfully completed or that it will be a commercial success. Further, the Company is dependent upon certain related parties to provide continued funding and capital resources.

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          ------------------------------------------

          Income Taxes
          ------------

          Deferred income taxes are provided for differences between the basis of assets and liabilities for financial and income tax reporting. A valuation allowance is provided against deferred income tax assets in circumstances where management believes recoverability of a portion of the assets is not reasonably assured.

          (Loss) Per Share
          ----------------

          (Loss) per share is computed by dividing net (loss) for the year by the weighted average number of shares outstanding.

                    CAPITAL GROUP ONE, INC.
                 (A Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS
                       FEBRUARY 28, 2003

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
          ------------------------------------------------------

          Statement of Cash Flows
          -----------------------

          For purposes of this statement the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

          Use of Estimates
          ----------------

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

NOTE 3.   INCOME TAXES
          ------------

          As of February 28, 2003 and 2002, no deferred income taxes has been recorded due to the Company having no history of profitable operations. Significant components of the Company's net deferred income tax asset are as follows:

                                                2003      2002
                                               --------  --------

               Start-up expenditures           $ 2,400    $ 1,000
               Less: Valuation allowance        (2,400)    (1,000)
                                               --------   --------

               Net deferred income tax asset   $ -        $ -
                                               --------   --------

          During the year ended February 28, 2003, the valuation allowance increased by $1,400.

                    CAPITAL GROUP ONE, INC.
                 (A Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS
                       FEBRUARY 28, 2003

NOTE 3.   INCOME TAXES (CONTINUED)
          ------------------------

          The reconciliation of income tax (benefit) computed at the federal statutory rate to income tax expense
          (benefit) is as follows:

            Tax (benefit) at federal statutory rate (15.00)% State tax (benefit), net of federal
             benefit                                    (3.63)
            Valuation allowance                         18.63
                                                       --------
            Tax provision (benefit)                     00.00%
                                                       ========

NOTE 4.   CAPITAL STOCK
          -------------

          The Company has authorized 50,000,000 common shares with a par value of $.001 per share. As of February 28, 2003, 2,200,000 common shares were issued and outstanding.

                                Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 4, 2003.

              CAPITAL GROUP ONE, INC.

        By:     /s/ Matthew McNeally
              -------------------------
		Matthew McNeally
		Chief Executive Officer


	In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on December 4, 2003.

By:     /s/ Matthew McNeally       Chief Executive Officer
      ------------------------
	Matthew McNeally


By:     /s/ James Steward          Chief Financial Officer
      ------------------------
	James Steward

CERTIFICATIONS

I, Matthew McNeally, Chief Executive Officer of Capital Group
One, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of Capital
Group One, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 4, 2003

/s/ Matthew McNeally
------------------------
Matthew McNeally
Chief Executive Officer

CERTIFICATIONS

I, James Steward, Chief Financial Officer of Capital Group One,
Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of Capital
Group One, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 4, 2003

/s/ James Steward
----------------------
James Steward
Chief Financial Officer