Form 10QSB
period 2003-05-31
CAPITAL GROUP ONE INC
filed 2003-12-10
CIK 1107772

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

                                  (Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2003


                                       or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period from to -------------


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

The number of shares of the registrant's common stock, par value
$0.001 per share, outstanding as of December 4, 2003 was 2,200,000.

Transitional Small Business Disclosure Format (check one): Yes [  ]; No [X]

Part 1   Financial Information

Item 1.  Financial Statements (Unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II  Other Information


Item 6.  Exhibits and Reports on Form 8-K

Part I.  Financial Information


Item 1.  Financial Statements

                     CAPITAL GROUP ONE, INC.
                  (A Development Stage Company)
                     CONDENSED BALANCE SHEET
                           MAY 31, 2003

                           (Unaudited)

                              ASSETS

     TOTAL ASSETS                                   $  -
                                                    =========
                STOCKHOLDERS' EQUITY (DEFICIT)

     STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock, $.001 par value, 50,000,000
       shares authorized, 2,200,000 shares
       issued and outstanding                         2,200
      Additional paid-in capital                     10,740
      Deficit accumulated during the development
       stage                                        (12,940)
                                                   ==========
          Total Stockholders' Equity (Deficit)         -
                                                   ----------
     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)           $  -
                                                   ==========


   Read accompanying Notes to Financial Statements.

                                 CAPITAL GROUP ONE, INC.
                              (A Development Stage Company)
                           CONDENSED STATEMENTS OF OPERATIONS
                                        (Unaudited)

                                                                            Period From
                                                                              March 12,
                                                                                1997
                                              Three Months Ended            (Inception)
                                                    May 31,                  to May 31,
                                             2003             2002              2003
                                           --------         --------          ------------
REVENUES                                   $   -            $  -              $   -
EXPENSES
 General and administrative                    150              150            (12,940)
                                           --------         --------          ---------
NET (LOSS)                                 $  (150)         $  (150)          $(12,940)
                                           ========         ========          =========
(LOSS) PER SHARE                           $   -            $  -
                                           ========         ========
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                              2,200,000        2,200,000
                                          =========        =========





                     Read accompanying Notes to Financial Statements.

                                 CAPITAL GROUP ONE, INC.
                              (A Development Stage Company)
                          CONDENSED STATEMENTS OF CASH FLOWS
                                    (Unaudited)


                                                                              Period From
                                                                               March 12,
                                                                                 1997
                                                  Three Months Ended           (Inception)
                                                      May 31,                  to May 31,
                                                 2003             2002            2003
                                                -------          -------     --------------


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                    $  (150)           $  (150)      $(12,940)
                                                --------           --------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Repayment of note receivable - stockholder       -                  -             1,200
                                                --------           --------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock           -                  -             1,000
  Increase in additional paid-in capital            150                150          8,523
  Increase in amount due to stockholder            -                  -             2,217
                                                --------           --------      ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES           150                150         11,740
                                                --------           --------      ---------
NET INCREASE (DECREASE) IN CASH                    -                  -              -
CASH - BEGINNING                                   -                  -              -
                                                --------           --------      ---------
CASH - ENDING                                   $  -               $  -          $   -
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
                                                ========           ========      =========



         Read accompanying Notes to Financial Statements.

                    CAPITAL GROUP ONE, INC.
                 (A Development Stage Company)
            NOTES TO CONDENSED FINANCIAL STATEMENTS
                           MAY 31, 2003

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


NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          ------------------------------------------

          Basis of Presentation
          ---------------------

          The accompanying condensed financial statements are unaudited. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's financial statements and notes thereto for the year ended February 28, 2003, included in the Company's Form 10-KSB as filed with the SEC.

                    CAPITAL GROUP ONE, INC.
                 (A Development Stage Company)
            NOTES TO CONDENSED FINANCIAL STATEMENTS
                          MAY 31, 2003

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
          ------------------------------------------------------

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

NOTE 3.   CAPITAL STOCK
          -------------

          The Company has authorized 50,000,000 common shares with a par value of $.001 per share. As of May 31, 2003, 2,200,000 common shares were issued and outstanding.

Item 2.  Management's Plan of Operations

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



Item 3.  Controls and Procedures

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

Part II - Other Information.

Items 1-5.

        There are no reportable events for Item 1 through Item 5.


Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibits

        None.

(b)   Reports on Form 8-K

        None

                                  Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 4, 2003.

					CAPITAL GROUP ONE, INC.

	By:	/s/ Matthew McNeally
               ----------------------
		Matthew McNeally
		Chief Executive Officer


	In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on December 4, 2003.

By:	/s/ Matthew McNeally		Chief Executive Officer
      -----------------------
	Matthew McNeally


By:     /s/ James Steward               Chief Financial Officer
      -----------------------
	James Steward

CERTIFICATIONS

I, Matthew McNeally, Chief Executive Officer of Capital Group
One, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Capital Group One, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 4, 2003

/s/ Matthew McNeally
---------------------
Matthew McNeally
Chief Executive Officer

CERTIFICATIONS

I, James Steward, Chief Financial Officer of Capital Group One, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Capital Group One, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 4, 2003

/s/ James Steward
----------------------
James Steward
Chief Financial Officer