Form 10QSB
period 2003-08-30
CAPITAL GROUP ONE INC
filed 2003-12-10
CIK 1107772

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

                                  (Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2003


                                       or

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

Part I.  Financial Information


Item 1.  Financial Statements

                     CAPITAL GROUP ONE, INC.
                  (A Development Stage Company)
                     CONDENSED BALANCE SHEET
                         AUGUST 31, 2003
                           (Unaudited)

                              ASSETS


     TOTAL ASSETS                                   $  -
                                                    =========
                STOCKHOLDERS' EQUITY (DEFICIT)

     STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock, $.001 par value, 50,000,000
       shares authorized, 2,200,000 shares
       issued and outstanding                         2,200
      Additional paid-in capital                     13,240
      Deficit accumulated during the development
       stage                                        (15,440)
                                                   ==========
          Total Stockholders' Equity (Deficit)         -
                                                   ----------
     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)           $  -
                                                   ==========


   Read accompanying Notes to Financial Statements.

                                 CAPITAL GROUP ONE, INC.
                              (A Development Stage Company)
                            CONDENSED STATEMENTS OF OPERATIONS
                                     (Unaudited)



                                                                                                      Period From
                                                                                                       March 12,
                                                                                                         1997
                                              Three Months Ended            Six Months Ended          (Inception)
                                                 August 31,                      August 31,           to August 31,
                                             2003             2002        2003           2002            2003
                                           --------         --------    --------       --------       ------------

REVENUES                                   $   -            $  -         $   -          $   -          $   -
EXPENSES
 General and administrative                  2,500             -           2,500            150         (15,440)
                                           --------         --------    --------        -------        ---------
NET (LOSS)                                 $(2,500)         $  -         $(2,500)       $  (150)       $(15,440)
                                           ========         ========    ========        =======        =========
(LOSS) PER SHARE                           $   -            $  -         $   -          $   -
                                           ========         ========    ========        =======
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                              2,200,000        2,200,000    2,200,000       2,200,000
                                          =========        =========    =========       =========





                        Read accompanying Notes to Financial Statements.

                                   CAPITAL GROUP ONE, INC.
                                (A Development Stage Company)
                               CONDENSED STATEMENTS OF CASH FLOWS
                                       (Unaudited)


                                                                              Period From
                                                                               March 12,
                                                                                 1997
                                                   Six Months Ended           (Inception)
                                                      August 31                to August 31
                                                 2003             2002            2003
                                                -------          -------     --------------


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                    $(2,500)           $  (150)      $(15,440)
                                                --------           --------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Repayment of note receivable - stockholder       -                  -             1,200
                                                --------           --------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock           -                  -             1,000
  Increase in additional paid-in capital         2,500                 150         11,023
  Increase in amount due to stockholder            -                  -             2,217
                                                --------           --------      ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES        2,500                 150         14,240
                                                --------           --------      ---------
NET INCREASE (DECREASE) IN CASH                    -                  -              -
CASH - BEGINNING                                   -                  -             1,200
                                                --------           --------      ---------
CASH - ENDING                                   $  -               $  -          $  2,217
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
                                                ========           ========      =========



           Read accompanying Notes to Financial Statements.

                       CAPITAL GROUP ONE, INC.
                    (A Development Stage Company)
               NOTES TO CONDENSED FINANCIAL STATEMENTS
                           AUGUST 31, 2003

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

                    CAPITAL GROUP ONE, INC.
                 (A Development Stage Company)
            NOTES TO CONDENSED FINANCIAL STATEMENTS
                        AUGUST 31, 2003

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

NOTE 3.   CAPITAL STOCK
          -------------

          The Company has authorized 50,000,000 common shares with a par value of $.001 per share. As of August 31, 2003
          2,200,000 common shares were issued and outstanding.

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

              CAPITAL GROUP ONE, INC.

	By:	/s/ Matthew McNeally
           --------------------------
		Matthew McNeally
		Chief Executive Officer


	In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on December 4, 2003.

By:	/s/ Matthew McNeally		Chief Executive Officer
       ---------------------
	Matthew McNeally


By:     /s/ James Steward               Chief Financial Officer
       ---------------------
	James Steward

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

Date: December 4, 2003

/s/ Matthew McNeally
----------------------
Matthew McNeally
Chief Executive Officer

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

Date: December 4, 2003

/s/ James Steward
-------------------
James Steward
Chief Financial Officer