Form 10QSB
period 2003-11-30
CAPITAL GROUP ONE INC
filed 2004-02-26
CIK 1107772

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

                                  (Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2003


                                       or

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

The number of shares of the registrant's common stock, par value
$0.001 per share, outstanding as of February 14, 2004 was 2,200,000.

Transitional Small Business Disclosure Format (check one): Yes [  ]; No [X]

Part 1   Financial Information

Item 1.  Financial Statements (Unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II  Other Information


Item 6.  Exhibits and Reports on Form 8-K

Part I.  Financial Information


Item 1.  Financial Statements

                     CAPITAL GROUP ONE, INC.
                  (A Development Stage Company)
                     CONDENSED BALANCE SHEET
                         NOVEMBER 30, 2003
                           (Unaudited)

                              ASSETS


     TOTAL ASSETS                                   $  -
                                                    =========
                STOCKHOLDERS' EQUITY (DEFICIT)

     STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock, $.001 par value, 50,000,000
       shares authorized, 2,200,000 shares
       issued and outstanding                         2,200
      Additional paid-in capital                     14,890
      Deficit accumulated during the development
       stage                                        (17,090)
                                                   ==========
          Total Stockholders' Equity (Deficit)         -
                                                   ----------
     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)           $  -
                                                   ==========


   Read accompanying Notes to Financial Statements.

                                 CAPITAL GROUP ONE, INC.
                              (A Development Stage Company)
                            CONDENSED STATEMENTS OF OPERATIONS
                                     (Unaudited)



                                                                                                      Period From
                                                                                                       March 12,
                                                                                                         1997
                                              Three Months Ended           Nine Months Ended          (Inception)
                                                 November 30,                  November 30,          to November 30,
                                             2003             2002        2003           2002            2003
                                           --------         --------    --------       --------       ------------

REVENUES                                   $   -            $  -         $   -          $   -          $   -
EXPENSES
 General and administrative                  1,650             -           4,150            150         (17,090)
                                           --------         --------    --------        -------        ---------
NET (LOSS)                                 $(1,650)         $  -         $(4,150)       $  (150)       $(17,090)
                                           ========         ========    ========        =======        =========
(LOSS) PER SHARE                           $   -            $  -         $   -          $   -
                                           ========         ========    ========        =======
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                              2,200,000        2,200,000    2,200,000       2,200,000
                                          =========        =========    =========       =========





                        Read accompanying Notes to Financial Statements.

                                   CAPITAL GROUP ONE, INC.
                                (A Development Stage Company)
                               CONDENSED STATEMENTS OF CASH FLOWS
                                       (Unaudited)


                                                                              Period From
                                                                               March 12,
                                                                                 1997
                                                  Nine Months Ended           (Inception)
                                                    November 30,             to November 30,
                                                 2003             2002            2003
                                                -------          -------     --------------


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                    $(4,150)           $  (150)      $(17,090)
                                                --------           --------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Repayment of note receivable - stockholder       -                  -             1,200
                                                --------           --------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock           -                  -             1,000
  Increase in additional paid-in capital         4,150                 150         12,673
  Increase in amount due to stockholder            -                  -             2,217
                                                --------           --------      ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES        4,150                 150         15,890
                                                --------           --------      ---------
NET INCREASE (DECREASE) IN CASH                    -                  -              -
CASH - BEGINNING                                   -                  -              -
                                                --------           --------      ---------
CASH - ENDING                                   $  -               $  -          $   -
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
                                                ========           ========      =========



           Read accompanying Notes to Financial Statements.

                       CAPITAL GROUP ONE, INC.
                    (A Development Stage Company)
               NOTES TO CONDENSED FINANCIAL STATEMENTS
                         NOVEMBER 30, 2003

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

                    CAPITAL GROUP ONE, INC.
                 (A Development Stage Company)
            NOTES TO CONDENSED FINANCIAL STATEMENTS
                      NOVEMBER 30, 2003

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

NOTE 3.   CAPITAL STOCK
          -------------

          The Company has authorized 50,000,000 common shares with a par value of $.001 per share. As of November 30, 2003
          2,200,000 common shares were issued and outstanding.

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


Item 6.  Exhibits and Reports on Form 8-K

(a)         Exhibits

None.

(b)   Reports on Form 8-K

None

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 17, 2004.

              CAPITAL GROUP ONE, INC.

	By:	/s/ Matthew McNeally
           --------------------------
		Matthew McNeally
		Chief Executive Officer


	In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 17, 2004.

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

Date: February 17, 2004

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

Date: February 17, 2004

/s/ James Steward
-------------------
James Steward
Chief Financial Officer