Form 10KSB
period 2004-02-29
CAPITAL GROUP ONE INC
filed 2004-06-01
CIK 1107772

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

                                   (Mark one)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2004

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company's revenues for the year ended February 29, 2004 were $0.

As of June 1, 2004, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on the price of $.001 per share at which the common equity was sold to non-affiliates) was $1,000.

The number of shares of the registrant's common stock, par value
$0.001 per share, outstanding as of June 1, 2004 was 2,200,000.

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

     As of May 27, 2004 there were 11 holders of record of Common Stock.

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

     As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. Subsequent to the date of this evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, and no corrective actions taken with regard to significant deficiencies or material weaknesses in such controls.


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


Item 10. EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth the total compensation paid to or accrued for the fiscal years ended February 29, 2004 and February 28, 2003 and 2002 to our Chief Executive Officer.
As no employees have ever received a salary from the company we have not included any other officers in the table.



Annual Compensation


Name and                                              Other       Restricted     Securities                     All
Principal Position     Fiscal                         Annual         Stock       Underlying      LTIP          Other
                       Year    Salary     Bonus     Compensation     Awards      Options        Payouts    Compensations
------------------     ----    ------     -----     ------------  ----------     -----------    -------    -------------

Matthew McNeally, CEO   2004    0          0         0             0              0              0           0

                        2003    0          0         0             0              0              0           0

                        2002    0          0         0             0              0              0           0



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


Item 12. CERTAIN TRANSACTIONS

     None

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

     None


Item 14. Principal Accountant Fees and Services.

     The Company paid audit fees to its independent certified public accountant, Earl M. Cohen C.P.A., P.A. in the amount of $2,500 and $3,000 for the years ended February 29, 2004 and February 28, 2003 respectively. Tax and other professional fees paid to the independent certified public accountant for these years were not significant.

                     CAPITAL GROUP ONE, INC.
                  (A Development Stage Company)
                     FINANCIAL STATEMENTS
                        FEBRUARY 29, 2004

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

      Statements of Cash Flows                        F-5

      Notes to Financial Statements                F-6 to F-8

                   INDEPENDENT AUDITOR'S REPORT

To The Board of Directors
Capital Group One, Inc.

We have audited the accompanying balance sheet of Capital Group One, Inc.
(a development stage company), as of February 29, 2004 and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended February 29, 2004 and February 28, 2003 and for the period from March 12, 1997 (inception) through February 29, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.


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


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Group One, Inc. (a development stage company) as of February 29, 2004, and the results of its operations and its cash flows for the years ended February 29, 2004 and February 28, 2003 and for the period from March 12, 1997 (inception) through February 29, 2004 in conformity with accounting principles generally accepted in the United States.

/s/ Earl M. Cohen C.P.A., P.A.
------------------------------
    Earl M. Cohen C.P.A. P.A.


May 12, 2004

Boca Raton, Florida

                     CAPITAL GROUP ONE, INC.
                  (A Development Stage Company)
                          BALANCE SHEET
                        FEBRUARY 29, 2004


                              ASSETS
                              ------

CURRENT ASSETS
 Prepaid expenses                              $ 1,200
                                               =======


                     STOCKHOLDERS' EQUITY (DEFICIT)
                     ------------------------------


STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, $.001 par value, 50,000,000
  shares authorized, 2,200,000 shares
  issued and outstanding                         2,200
 Additional paid-in capital                     19,890
 Deficit accumulated during the development
  stage                                        (20,890)
                                               --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)           $ 1,200
                                               ========

   Read accompanying Notes to Financial Statements.

                                 CAPITAL GROUP ONE, INC.
                              (A Development Stage Company)
                                STATEMENTS OF OPERATIONS
                   YEARS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003
                                           AND
            PERIOD FROM MARCH 12, 1997 (INCEPTION) THROUGH FEBRUARY 29, 2004




                                                                              March 12,
                                                                                1997
                                          Year Ended       Year Ended       (Inception)
                                          February 29,     February 28,    to February 28,
                                             2004             2003              2004
                                          ------------     ------------    ---------------
REVENUES                                   $   -            $   -             $    -
EXPENSES
 General and administrative                  8,100            7,473             20,890
                                           --------         --------          ---------
NET (LOSS)                                 $(8,100)         $(7,473)          $(20,890)
                                           ========         ========          =========
(LOSS) PER SHARE                           $   -            $   -
                                           ========         ========

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                              2,200,000        2,200,000
                                          =========        =========



                     Read accompanying Notes to Financial Statements.

                                  CAPITAL GROUP ONE, INC.
                               (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
             PERIOD FROM MARCH 12, 1997 (INCEPTION) THROUGH FEBRUARY 29, 2004


                                                                          Deficit
                                   Common Stock         Additional       Accumulated
                                 Number of    Par        Paid-in      During the Development
                                 Shares      Value       Capital             Stage              Total
                                 -------     -----      ---------           -------            -------
March 20, 1997 - Common
 shares issued for cash           1,000,000    $1,000     $   -               $   -              $ 1,000
February 23, 2000 - Common
 shares issued in exchange
 for note receivable              1,200,000     1,200         -                   -                1,200
Reclassification of amount
 due to stockholder to
 additional paid-in capital            -         -           2,217                -                2,217
Net (loss)                             -         -            -                 (4,417)           (4,417)
                                  ---------    ------      -------            ---------          --------
Balance - February 28, 2001       2,200,000     2,200        2,217              (4,417)             -

Increase in additional paid-in
 capital                               -          -            900                -                  900
Net (loss)                             -          -           -                   (900)             (900)
                                  ---------    ------      -------            ---------          --------
Balance - February 28, 2002       2,200,000     2,200        3,117              (5,317)             -

Increase in additional paid-in
 capital                               -          -          7,473                -                7,473
Net (loss)                             -          -           -                 (7,473)           (7,473)
                                  ---------    ------      -------            ---------          --------
Balance - February 28, 2003       2,200,000    $2,200      $10,590            $(12,790)          $  -

Increase in additional paid-in
 capital                               -          -          9,300                -                9,300
Net (loss)                             -          -           -                 (8,100)           (8,100)
                                  ---------    ------      -------            ---------          --------
Balance - February 29, 2004       2,200,000    $2,200      $19,890            $(20,890)          $ 1,200
                                  =========    ======      =======            =========          ========


                     Read accompanying Notes to Financial Statements.
                                            F-4

                                    CAPITAL GROUP ONE, INC.
                                 (A Development Stage Company)
                                   STATEMENTS OF CASH FLOWS
                      YEARS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003
                                              AND
               PERIOD FROM MARCH 12, 1997 (INCEPTION) THROUGH FEBRUARY 29, 2004




                                                                                             March 12,
                                                                                               1997
                                                      Year Ended            Year Ended      (Inception)
                                                     February 29,          February 28,     to February 28,
                                                        2004                  2003              2004
                                                     ------------         --------------    ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                           $(8,100)             $(7,473)             $(20,890)
  Adjustments to reconcile net (loss) to
  net cash (used in) operating activities:
   (Increase) in prepaid expenses                       (1,200)                -                   (1,200)
                                                       --------             --------             ---------
NET CASH (USED IN) OPERATING ACTIVITIES                 (9,300)                -                  (22,090)
                                                       --------             --------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Repayment of note receivable - stockholder              -                    -                    1,200
                                                       --------             --------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                  -                    -                    1,000
  Increase in additional paid-in capital                 9,300                7,473                17,673
  Increase in amount due to stockholder                   -                    -                    2,217
                                                       --------             --------             ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                9,300                7,473                20,890
                                                       --------             --------             ---------
NET INCREASE (DECREASE) IN CASH                           -                    -                     -
CASH - BEGINNING                                          -                    -                     -
                                                       --------             --------             ---------
CASH - ENDING                                          $  -                 $  -                $    -
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
                                                       ========             ========             =========




             Read accompanying Notes to Financial Statements.

                    CAPITAL GROUP ONE, INC.
                 (A Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS
                       FEBRUARY 29, 2004

NOTE 1.   ORGANIZATION
          ------------

          Capital Group One, Inc. was incorporated on March 12, 1997 under the laws of the State of Florida. The Company is engaged in the acquisition and renovation of foreclosed residential homes for resale but is currently inactive. The Company's headquarters is in Toronto, Ontario, Canada.

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

                    CAPITAL GROUP ONE, INC.
                 (A Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS
                       FEBRUARY 29, 2004

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

NOTE 3.   INCOME TAXES
          ------------

          As of February 29, 2004 and February 28, 2003, no deferred income taxes has been recorded due to the Company having no history of profitable operations. Significant components of the Company's net deferred income tax asset are as follows:

                                                2004      2003
                                               --------  --------

               Start-up expenditures           $ 3,900    $ 2,400
               Less: Valuation allowance        (3,900)    (2,400)
                                               --------   --------

               Net deferred income tax asset   $ -        $ -
                                               --------   --------

          During the year ended February 29, 2004, the valuation allowance increased by $1,500.

                    CAPITAL GROUP ONE, INC.
                 (A Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS
                       FEBRUARY 29, 2004

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
                                                       ========

NOTE 4.   CAPITAL STOCK
          -------------

          The Company has authorized 50,000,000 common shares with a par value of $.001 per share. As of February 29, 2004, 2,200,000 common shares were issued and outstanding.

                                Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 28, 2004.

              CAPITAL GROUP ONE, INC.

        By:     /s/ Matthew McNeally
              -------------------------
		Matthew McNeally
		Chief Executive Officer


	In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on May 28, 2004.

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

Date: May 28, 2004

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

Date: May 28, 2004

/s/ James Steward
----------------------
James Steward
Chief Financial Officer