Form 10QSB
period 2004-05-31
CAPITAL GROUP ONE INC
filed 2007-10-24
CIK 1107772

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

                                  (Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2004


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


Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  [ ]   No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

The number of shares of the registrant's common stock, par value
$0.001 per share, outstanding as of October 12, 2007 was 2,200,000.

Transitional Small Business Disclosure Format (check one): Yes [  ]; No [X]

Part 1   Financial Information

Item 1.  Financial Statements (Unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II  Other Information


Item 6.  Exhibits and Reports on Form 8-K

Part I.  Financial Information


Item 1.  Financial Statements

                     CAPITAL GROUP ONE, INC.
                  (A Development Stage Company)
                     CONDENSED BALANCE SHEET
                         MAY 31, 2004
                           (Unaudited)

                              ASSETS


     TOTAL ASSETS                                   $  -
                                                    =========

                LIABILITIES AND STOCKHOLDERS' DEFICIENCY

     Accounts payable                               $ 1,675
                                                    ---------
     TOTAL CURRENT LIABILITIES                        1,675
                                                    ---------

     COMMITMENTS AND CONTINGENCIES

     STOCKHOLDERS' DEFICIENCY
     Common stock, $.001 par value, 50,000,000
       shares authorized, 2,200,000 shares
       issued and outstanding                         2,200
      Additional paid-in capital                     22,390
      Deficit accumulated during the development
       stage                                        (26,265)
                                                   ==========
          Total Stockholders' Deficiency             (1,675)
                                                   ----------
     TOTAL LIABILIITES AND STOCKHOLDERS DEFICIENCY  $  -
                                                   ==========


   Read accompanying Notes to Financial Statements.

                                 CAPITAL GROUP ONE, INC.
                              (A Development Stage Company)
                            CONDENSED STATEMENTS OF OPERATIONS
                                     (Unaudited)



                                                                       Period From
                                                                        March 12,
                                                                          1997
                                              Three Months Ended       (Inception)
                                                    May 31,            to May 31
                                             2004             2003        2004
                                           --------         --------   ------------

OPERATING EXPENSES
 Professional fees                           4,175             -           4,175
 General and administrative                  1,200             150        22,090
                                           --------         --------    ---------
TOTAL OPERATING EXPENSES                     5,375             150        22,090
                                           --------         --------    ---------

LOSS FROM OPERATIONS                      $(5,375)         $  (150)     $(26,265)

PROVISION FOR INCOME TAXES                    -                -             -
                                           --------         --------    ---------

NET LOSS                                  $(5,375)         $  (150)     $(26,265)
                                          ========         ========    =========

NET LOSS PER SHARE - BASIC AND DILUTED    $ (0.00)         $ (0.00)
                                          ========         ========
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING DURING THE PERIOD
 - BASIC AND DILUTED                      2,200,000        2,200,000
                                          =========        =========





                        Read accompanying Notes to Financial Statements.

                                  CAPITAL GROUP ONE, INC.
                               (A Development Stage Company)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             PERIOD FROM MARCH 12, 1997 (INCEPTION) THROUGH MAY 31, 2004


                                                                          Deficit
                                   Common Stock         Additional       Accumulated               Total
                                 Number of    Par        Paid-in      During the Development    Stockholder's
                                 Shares      Value       Capital             Stage              Deficiency
                                 -------     -----      ---------           -------             ----------

Balance March 12, 1997                  -      $  -       $   -               $   -              $   -
 (Inception)

Common shares issued for cash     1,000,000     1,000         -                   -                1,000

Common shares issued in exchange
 for note receivable              1,200,000     1,200         -                   -                1,200

Reclassification of amount
 due to stockholder to
 additional paid-in capital            -         -           2,217                -                2,217

Net loss                               -         -            -                 (4,417)           (4,417)
                                  ---------    ------      -------            ---------          --------
Balance, February 28, 2001        2,200,000     2,200        2,217              (4,417)              -

In kind contribution                   -          -            900                -                  900

Net loss 2002                          -          -           -                   (900)             (900)
                                  ---------    ------      -------            ---------          --------
Balance.  February 28, 2002       2,200,000     2,200        3,117              (5,317)             -

In kind contribution                   -          -          7,473                -                7,473

Net loss 2003                          -          -           -                 (7,473)           (7,473)
                                  ---------    ------      -------            ---------          --------
Balance, February 28, 2003        2,200,000    $2,200      $10,590            $(12,790)          $  -

In kind contribution                   -          -          9,300                -                9,300

Net loss 2004                          -          -           -                 (8,100)           (8,100)
                                  ---------    ------      -------            ---------          --------
Balance, February 29, 2004        2,200,000     2,200       19,890             (20,890)            1,200

In kind contribution                   -          -          6,675                -                2,500

Net loss for the period ended
May 31, 2004                           -          -           -                 (5,375)           (5,375)
                                  ---------    ------      -------            ---------          --------
Balance, May 31, 2004             2,200,000    $2,200      $22,390            $(26,265)          $(1,675)
                                  =========    ======      =======            =========          ========


                     Read accompanying Notes to Financial Statements.

                                   CAPITAL GROUP ONE, INC.
                                (A Development Stage Company)
                               CONDENSED STATEMENTS OF CASH FLOWS
                                       (Unaudited)

                                                                              Period From
                                                                               March 12,
                                                                                  1997
                                                   Three Months Ended         (Inception)
                                                         May 31,               to May 31
                                                 2004               2003          2004
                                               --------           --------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                    $(5,375)           $  (150)      $(26,265)
   Changes in operating assets and liabilities:
    Decrease in prepaid expenses                  1,200                -              -
    Increase in accounts payable                  1,675                -            1,675
                                                --------           --------      ---------
NET CASH PROVIDED BY (USED IN)                   (2,500)              (150)       (24,590)
OPERATING ACTIVITIES

CASH FLOWS FROM INVESTING ACTIVITIES:               -                  -              -
                                                --------           --------      ---------
NET CASH PROVIDED BY INVESTING ACTIVITIES           -                  -              -
                                                --------           --------      ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in additional paid-in capital         2,500                 150         22,390
  Proceeds from issuance of common stock           -                  -             2,200
                                                --------           --------      ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES        2,500                 150         24,590
                                                --------           --------      ---------
NET INCREASE (DECREASE) IN CASH                    -                  -              -

Cash at Beginning of Period/Year                   -                  -              -
                                                --------           --------      ---------
Cash at End of Period/Year                      $  -               $  -          $   -
                                                ========           ========      =========




           Read accompanying Notes to Financial Statements.

                       CAPITAL GROUP ONE, INC.
                    (A Development Stage Company)
               NOTES TO CONDENSED FINANCIAL STATEMENTS
                             MAY 31, 2004
                              (UNAUDITED)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

Activities during the development stage include developing the business plan and raising capital.

(B) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(C) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings per Share." As of May 31, 2004 and 2003, and for the period from March 12, 1997 (inception) to May 31, 2004, respectively, there were no common share equivalents outstanding.

                       CAPITAL GROUP ONE, INC.
                    (A Development Stage Company)
               NOTES TO CONDENSED FINANCIAL STATEMENTS
                             MAY 31, 2004
                              (UNAUDITED)

(E) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(F) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(G) Recent Accounting Pronouncements

In February 2006 the FASB issued SFAS 155, "Accounting for Certain Hybrid Financial Instruments" which amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that it is a derivative financial instrument. The Company will adopt SFAS No. 155 on January 1, 2007 and do not expect it to have a material effect on financial position, results of operations, or cash flows.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, ("FIN 48") "Accounting for uncertainty in income taxes - an interpretation of SFAS No. 109." This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in FASB No. 109, "Accounting for income taxes." FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding derecognition, classification and disclosure of uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that this Interpretation will have a material impact on their financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157 ("SFAS 157"), "Fair Value Measurements." SFAS 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 157 to have a material impact on their financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158 ("SFAS 158"), Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)." SFAS 158 requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The new reporting requirements and related new footnote disclosure rules of SFAS 158 are effective for fiscal years ending after December 15, 2006. The new measurement date requirement applies for fiscal years ending after December 15, 2008. The Company does not expect the adoption of SFAS 158 to have a material impact on their financial position, results of operations or cash flows.

                       CAPITAL GROUP ONE, INC.
                    (A Development Stage Company)
               NOTES TO CONDENSED FINANCIAL STATEMENTS
                             MAY 31, 2004
                              (UNAUDITED)

NOTE 2	STOCKHOLDERS' DEFICIENCY

(A) Common Stock Issued for Cash

On March 20, 1997, the Company issued 1,000,000 shares of common stock to its founders for cash of $1,000 ($0.001 per share).

During 1997, the Company exchanged 1,200,000 shares of common stock in exchange for note receivable of $1,200 ($0.001 per share).

During 2000, the Company received $1,200 as payment for a note receivable.

(C) In-Kind Contribution

During 2001, 2002, 2003, and 2004 the stockholder of the Company paid $2,217; $900; $7,473; and $11,800, respectively, of operating expenses on behalf of the Company (See Note 3).

NOTE 3	RELATED PARTY TRANSACTIONS

A stockholder of the Company paid $22,390 of expenses on behalf of the Company from inception (See Note 2).

NOTE 4	GOING CONCERN

As reflected in the accompanying unaudited financial statements, the Company is in the development stage with no operations.
This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                       CAPITAL GROUP ONE, INC.
                    (A Development Stage Company)
               NOTES TO CONDENSED FINANCIAL STATEMENTS
                             MAY 31, 2004
                              (UNAUDITED)


NOTE 5      SUBSEQUENT EVENT

During 2007, the Corporation offered up to $200,000 principal amount of Debentures. The debentures mature five years from the date of the issuance, bear interest of 7% per annum payable annually and are secured by all the assets of the Company. This Debenture may be repaid by the Corporation at any time, in whole, and not in part, prior to the Maturity Date on the following basis ("Repayment"): (i) if repaid on or before the first anniversary of the Closing Date ("First Anniversary") at a rate of 101% of the Principal amount of the Debenture plus all accrued and unpaid Interest to and including the date of Repayment; (ii) if repaid after the First Anniversary and on or before the second anniversary ("Second Anniversary") of the Closing Date at a rate of 102% of the Principal amount of the Debenture plus all accrued and unpaid Interest to and including the date of Repayment; (iii) if repaid after the Second Anniversary and on or before the third anniversary ("Third Anniversary") of the Closing Date at a rate of 103% of the Principal amount of the Debenture plus all accrued and unpaid Interest to and including the date of Repayment; (vi) if repaid after the Third Anniversary and on or before the fourth anniversary ("Fourth Anniversary") of the Closing Date at a rate of 104% of the Principal amount of the Debenture plus all accrued and unpaid Interest to and including the date of Repayment; and (v) if repaid after the Fourth Anniversary and prior to the Maturity Date at a rate of 105% of the Principal amount of the Debenture plus all accrued and unpaid Interest to and including the date of Repayment. As of July 3, 2007 the Company has issued $75,000 in Debentures.

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

Liquidity and Capital Resources

As of the date of this report, the Company has virtually no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company. In the event such efforts are unsuccessful, contingent plans have been arranged to provide for a shareholder to fund required future filings under the 1934 Act, and existing shareholders have expressed an interest in additional funding if necessary to continue as a going concern.

We currently do not have enough cash to satisfy our minimum cash requirements for the next twelve months. As reflected in the accompanying financial statements, we are in the development stage with limited operations. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Plan of Operation

During the next twelve months, the Company will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. Because the Company has limited funds, it may be necessary for the officers, directors or a willing shareholder to either advance funds to the Company or to accrue expenses until such time as a successful business consolidation can be made. Management intends to hold expenses to a minimum. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds.

As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event the Company does need to raise capital, most likely the only method available to the Company would be the private sale of its securities. Because of the nature of the Company as a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that the Company will able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

The Company does not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is convinced that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months.

Recent Accounting Pronouncements

In February 2006 the FASB issued SFAS 155, "Accounting for Certain Hybrid Financial Instruments" which amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that it is a derivative financial instrument. The Company will adopt SFAS No. 155 on January 1, 2007 and do not expect it to have a material effect on financial position, results of operations, or cash flows.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, ("FIN 48") "Accounting for uncertainty in income taxes - an interpretation of SFAS No. 109." This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in FASB No. 109, "Accounting for income taxes." FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding derecognition, classification and disclosure of uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that this Interpretation will have a material impact on their financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157 ("SFAS 157"), "Fair Value Measurements." SFAS 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 157 to have a material impact on their financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158 ("SFAS 158"), Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)." SFAS 158 requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The new reporting requirements and related new footnote disclosure rules of SFAS 158 are effective for fiscal years ending after December 15, 2006. The new measurement date requirement applies for fiscal years ending after December 15, 2008. The Company does not expect the adoption of SFAS 158 to have a material impact on their financial position, results of operations or cash flows.

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

Part II - Other Information.


Item 1.  Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None


Item 6.  Exhibits

(31.1) Certification of Chief Executive Officer pursuant to
       Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to section
       302 of the Sarbanes-Oxley act of 2002.

(31.2) Certification of Chief Financial Officer pursuant to
       Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to section
       302 of the Sarbanes-Oxley act of 2002.

(32.1) Certification of Chief Executive Officer and Chief Financial
       Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 15, 2007.

              CAPITAL GROUP ONE, INC.

	By:	/s/ Matthew McNeally
           --------------------------
		Matthew McNeally
		Chief Executive Officer


	In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on October 15, 2007.

By:	/s/ Matthew McNeally		Chief Executive Officer
       ---------------------
	Matthew McNeally


By:     /s/ V. Terence Franzke          Chief Financial Officer
       ---------------------
        v. Terence Franzke