Form 10QSB
period 2004-08-31
CAPITAL GROUP ONE INC
filed 2007-10-24
CIK 1107772

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

                                  (Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2004


                                       or

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

Item 1.  Financial Statements (Unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II  Other Information


Item 6.  Exhibits and Reports on Form 8-K

Part I.  Financial Information


Item 1.  Financial Statements

                     CAPITAL GROUP ONE, INC.
                  (A Development Stage Company)
                     CONDENSED BALANCE SHEET
                         AUGUST 31, 2004
                           (Unaudited)

                              ASSETS


     TOTAL ASSETS                                   $  -
                                                    =========

                LIABILITIES AND STOCKHOLDERS' DEFICIENCY

     Accounts payable                               $   175
                                                    ---------
     TOTAL CURRENT LIABILITIES                          175
                                                    ---------

     COMMITMENTS AND CONTINGENCIES

     STOCKHOLDERS' DEFICIENCY
     Common stock, $.001 par value, 50,000,000
       shares authorized, 2,200,000 shares
       issued and outstanding                         2,200
      Additional paid-in capital                     23,890
      Deficit accumulated during the development
       stage                                        (26,265)
                                                   ==========
          Total Stockholders' Deficiency               (175)
                                                   ----------
     TOTAL LIABILIITES AND STOCKHOLDERS DEFICIENCY  $  -
                                                   ==========


   Read accompanying Notes to Financial Statements.

                                 CAPITAL GROUP ONE, INC.
                              (A Development Stage Company)
                            CONDENSED STATEMENTS OF OPERATIONS
                                     (Unaudited)



                                                                                              Period From
                                                                                               March 12,
                                                                                                  1997
                                              Three Months Ended       Six Months Ended       (Inception)
                                                 August 31,              August 31,           to August 31
                                             2004             2003      2004        2003          2004
                                           --------         --------   ------      ------     -----------

OPERATING EXPENSES
 Professional fees                            -                -           4,175      -            4,175
 General and administrative                   -                -           1,200     2,500        22,090
                                           --------         --------    ---------  --------     ---------
TOTAL OPERATING EXPENSES                      -                -           5,375     2,500        22,090
                                           --------         --------    ---------  --------     ---------

LOSS FROM OPERATIONS                          -              2,500        (5,375)   (2,500)      (26,265)


OTHER EXPENSE
 Interest Expense                             -                -            -         -             -
                                           --------         --------    ---------  --------     ---------
TOTAL OTHER INCOME                            -                -            -         -             -


PROVISION FOR INCOME TAXES                    -                -             -        -             -
                                           --------         --------    ---------  --------     ---------

NET LOSS                                  $   -             $(2,500)    $ (5,375)  $(2,500)     $(26,265)
                                          ========         ========    =========   ========     =========

NET LOSS PER SHARE - BASIC AND DILUTED    $ (0.00)         $ (0.00)     $  (0.00)  $ (0.00)
                                          ========         ========    ==========  ========
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING DURING THE PERIOD
 - BASIC AND DILUTED                      2,200,000        2,200,000   2,200,000   2,200,000
                                          =========        =========   =========   =========





                        Read accompanying Notes to Financial Statements.

                                  CAPITAL GROUP ONE, INC.
                               (A Development Stage Company)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             PERIOD FROM MARCH 12, 1997 (INCEPTION) THROUGH AUGUST 31, 2004


                                                                          Deficit
                                   Common Stock         Additional       Accumulated               Total
                                 Number of    Par        Paid-in      During the Development    Stockholder's
                                 Shares      Value       Capital             Stage              Deficiency
                                 -------     -----      ---------           -------             ----------

Balance March 12, 1997                  -      $  -       $   -               $   -              $   -
 (Inception)

Common shares issued for cash     1,000,000     1,000         -                   -                1,000

Common shares issued in exchange
 for note receivable              1,200,000     1,200         -                   -                1,200

Reclassification of amount
 due to stockholder to
 additional paid-in capital            -         -           2,217                -                2,217

Net loss                               -         -            -                 (4,417)           (4,417)
                                  ---------    ------      -------            ---------          --------
Balance, February 28, 2001        2,200,000     2,200        2,217              (4,417)              -

In kind contribution                   -          -            900                -                  900

Net loss 2002                          -          -           -                   (900)             (900)
                                  ---------    ------      -------            ---------          --------
Balance.  February 28, 2002       2,200,000     2,200        3,117              (5,317)             -

In kind contribution                   -          -          7,473                -                7,473

Net loss 2003                          -          -           -                 (7,473)           (7,473)
                                  ---------    ------      -------            ---------          --------
Balance, February 28, 2003        2,200,000    $2,200      $10,590            $(12,790)          $  -

In kind contribution                   -          -          9,300                -                9,300

Net loss 2004                          -          -           -                 (8,100)           (8,100)
                                  ---------    ------      -------            ---------          --------
Balance, February 29, 2004        2,200,000     2,200       19,890             (20,890)            1,200

In kind contribution                   -          -          4,000                -                4,000

Net loss for the period ended
August 31, 2004                        -          -           -                 (5,375)           (5,375)
                                  ---------    ------      -------            ---------          --------
Balance, August 31, 2004          2,200,000    $2,200      $23,890            $(26,265)          $  (175)
                                  =========    ======      =======            =========          ========


                     Read accompanying Notes to Financial Statements.

                                   CAPITAL GROUP ONE, INC.
                                (A Development Stage Company)
                               CONDENSED STATEMENTS OF CASH FLOWS
                                       (Unaudited)

                                                                             Period From
                                                                               March 12,
                                                                                 1997
                                                    Six Months Ended          (Inception)
                                                       August 31,              August 31,
                                                  2004             2003           2004
                                                --------          --------       ------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                    $(5,375)           $(2,500)      $(26,265)
   Changes in operating assets and liabilities:
    Decrease in prepaid expenses                  1,200                -              -
    Increase in accounts payable                    175                -              175
                                                --------           --------      ---------
NET CASH PROVIDED BY (USED IN)                   (4,000)            (2,500)       (26,090)
OPERATING ACTIVITIES

CASH FLOWS FROM INVESTING ACTIVITIES:               -                  -              -
                                                --------           --------      ---------
NET CASH PROVIDED BY INVESTING ACTIVITIES           -                  -              -
                                                --------           --------      ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in additional paid-in capital         4,000               2,500         22,890
  Proceeds from issuance of common stock           -                  -             2,200
                                                --------           --------      ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES        4,000               2,500         26,090
                                                --------           --------      ---------
NET INCREASE (DECREASE) IN CASH                    -                  -              -

Cash at Beginning of Period/Year                   -                  -              -
                                                --------           --------      ---------
Cash at End of Period/Year                      $  -               $  -          $   -
                                                ========           ========      =========




           Read accompanying Notes to Financial Statements.

                       CAPITAL GROUP ONE, INC.
                    (A Development Stage Company)
               NOTES TO CONDENSED FINANCIAL STATEMENTS
                          AUGUST 31, 2004
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

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings per Share." As of August 31, 2004 and 2003, and for the period from March 12, 1997 (inception) to August 31, 2004, respectively, there were no common share equivalents outstanding.

                       CAPITAL GROUP ONE, INC.
                    (A Development Stage Company)
               NOTES TO CONDENSED FINANCIAL STATEMENTS
                         AUGUST 31, 2004
                              (UNAUDITED)

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

                       CAPITAL GROUP ONE, INC.
                    (A Development Stage Company)
               NOTES TO CONDENSED FINANCIAL STATEMENTS
                            AUGUST 31, 2004
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

(C) In-Kind Contribution

During 2001, 2002, 2003, and 2004 the stockholder of the Company paid $2,217; $900; $7,473; and $13,300, respectively, of operating expenses on behalf of the Company (See Note 3).

NOTE 3	RELATED PARTY TRANSACTIONS

A stockholder of the Company paid $23,890 of expenses on behalf of the Company from inception (See Note 2).

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

                       CAPITAL GROUP ONE, INC.
                    (A Development Stage Company)
               NOTES TO CONDENSED FINANCIAL STATEMENTS
                            AUGUST 31, 2004
                              (UNAUDITED)


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