Form 10KSB
period 2005-02-28
CAPITAL GROUP ONE INC
filed 2007-10-24
CIK 1107772

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

                                   (Mark one)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2005

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by checkmark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).
Yes [X]  No [ ]

The Company's revenues for the year ended February 28, 2005 were $0.

As of October 12, 2007, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on the price of $.001 per share at which the common equity was sold to non-affiliates) was $1,000.

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

      As of the date of filing this report there were 11 holders of record of Common Stock.

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


Item 8B.  OTHER INFORMATION
None.


PART III.

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

Our directors, executive officers and key employees are as follows:


Name                     Age   Position                  Director Since

Matthew McNeally   42     Chief Executive Officer       2000

V. Terence Franzke 58     Chief Financial Officer       2004


Matthew McNeally has served as our Chief Executive Officer since 2000 and has also served as the Managing Director of Anglo Offshore Inc. since 1995 Anglo Offshore Inc. is a boutique merchant bank located in Toronto, Nassau and London, England. It is involved in fund management, venture capital and mergers and acquisitions. Mr. McNeally also concurrently serves as the Chief Executive Officer of Financial Ventures, Inc., where he has served since 2000.

V. Terence Franzke has served as our Chief Financial Officer since 2004.

Since 1986, Mr. Franzke has served as the President of Delray Capital Corporation. Delray Capital Corporation specializes in arranging debt and equity funding by way of private placements, through limited partnerships and by taking companies public through reverse take overs. It also advises in structuring plans desiged to obtain government assistance. He also serves as the CFO and a Director of Financial Ventures, Inc.

Directors' Remuneration

Our directors are presently not compensated for serving on the board of directors.


Executive Compensation

Employment Agreements

We have not entered into any employment agreements.

Audit Committee

The audit committee of our board of directors is comprised of one director, V. Terence Franzke. In addition, our board of directors has determined that Mr. Franzke, as defined by the SEC rules, is both independent and an audit committee financial expert. Mr. Franzke has extensive experience reading, analyzing, and preparing GAAP financial statements and SEC reports and filings.

Code Of Ethics and Standards of Conduct

The Company has adopted a code of business conduct and ethics applicable to the Company's directors, officers (including the Company's principal executive officer, principal financial officer and principal accounting officer), and employees, known as the Code of Ethics and Standards of Conduct.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company is not aware of any director, officer or beneficial owner of more than ten percent of the Company's Common
Stock that, during the fiscal year covered by this report, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.



Item 10. EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth the total compensation paid to or accrued for the fiscal years ended February 28, 2005, 2004 and 2003 to our Chief Executive Officer. As no employees have ever received a salary from the company we have not included any other officers in the table.



Annual Compensation


Name and                                              Other       Restricted     Securities                     All
Principal Position     Fiscal                         Annual         Stock       Underlying      LTIP          Other
                       Year    Salary     Bonus     Compensation     Awards      Options        Payouts    Compensations
------------------     ----    ------     -----     ------------  ----------     -----------    -------    -------------

Matthew McNeally, CEO   2005    0          0         0             0              0              0           0

                        2004    0          0         0             0              0              0           0

                        2003    0          0         0             0              0              0           0


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

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding beneficial ownership of our common stock as of the date of this report, by (i) those shareholders known to be the beneficial owners of more than five percent of the voting power of our outstanding capital stock, (ii) each director, and (iii) all executive officers and directors as a group:



Name and Address of                  Number of            Percent
Beneficial Owner                     Shares Owned         Owned


Barwick Holdings Ltd.                1,200,000            54.5
14 Rovert House
Market Street
P.O. Box CB 12345
Nassau Bahamas


Matthew McNeally                             0              0
C/O Capital Group One,
Inc.
120 Adelaide Street West
Suite 1214
Toronto, Ontario
Canada

V. Terence Franzke                           0              0
C/O Capital Group One,
Inc.
120 Adelaide Street West
Suite 1214
Toronto, Ontario
Canada

All Directors and Officers
as a Group (2 Persons)                        0              0


Item 12. CERTAIN TRANSACTIONS

     None

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

     None

                     CAPITAL GROUP ONE, INC.
                  (A Development Stage Company)
                     FINANCIAL STATEMENTS
                        FEBRUARY 28, 2005

                             CONTENTS

                                                     PAGE
                                                     ----

      Report of Independent Registered Public
      Accounting Firm                                 F-1

      Financial Statements:

      Balance Sheet as of February 28, 2005           F-2

      Statements of Operations for the years
      ended February 28, 2005 and February 29,
      2004 and for the period from March 12,
      1997 (Inception) to February 28, 2005           F-3

      Statement of Changes in Stockholders'
      Equity for the period from March
      12, 1997 (Inception) to February 28, 2005
      (Unandited)                                     F-4

      Statements of Cash Flows for the years
      ended February 28, 2005 and February 29,
      2004 and for the period from March 12, 1997
      (Inception) to February 28, 2005                F-5

      Notes to Financial Statements                F-6 to F-9

                   INDEPENDENT AUDITOR'S REPORT






REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors of:
Capital Group One, Inc.

We have audited the accompanying balance sheet of Capital Group One, Inc. (a development stage company), as of February 28, 2005 and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended. The financial statements of Capital Group One, Inc. for the period March 12, 1997 (Inception) to February 28, 2004 were audited by other auditors whose report was dated May 12, 2004. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Capital Group One, Inc. as of February 28, 2005 and the results of its operations and its cash flows for the year ended February 28, 2005 in conformity with accounting principles generally accepted in the United States of Americana.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 4 to the financial statements. The Company is in the development stages with no operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


WEBB & COMPANY, P.A.

/s/ Webb & Company, P.A.

Boynton Beach, Florida
October 5, 2007

                     CAPITAL GROUP ONE, INC.
                  (A Development Stage Company)
                          BALANCE SHEET
                        FEBRUARY 28, 2005


                              ------


CURRENT ASSETS
 Prepaid expense                               $  2,500
                                               ---------
TOTAL CURRENT ASSETS
                                               $  2,500
                                               ---------

TOTAL ASSETS                                   $   -
                                               =========


                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------


CURRENT LIABILITES
 Accounts payable                              $   150
                                               --------

TOTAL CURRENT LIABILITIES                      $   150
                                               --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Common stock, $.001 par value, 50,000,000
  shares authorized, 2,200,000 shares
  issued and outstanding                         2,200
 Additional paid-in capital                     26,565
 Deficit accumulated during the development
  stage                                        (26,415)
                                               --------
TOTAL STOCKHOLDERS' EQUITY                     $ 2,350
                                               --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 2,500
                                               ========

   Read accompanying Notes to Financial Statements.

                                 CAPITAL GROUP ONE, INC.
                              (A Development Stage Company)
                                STATEMENTS OF OPERATIONS
                   YEARS ENDED FEBRUARY 28, 2005 AND FEBRUARY 29, 2004
                                           AND
            PERIOD FROM MARCH 12, 1997 (INCEPTION) THROUGH FEBRUARY 28, 2005




                                                                              March 12,
                                                                                1997
                                          Year Ended       Year Ended       (Inception)
                                          February 28,     February 29,    to February 28,
                                             2005             2004              2005
                                          ------------     ------------    ---------------
OPERATING EXPENSES
 Professional fees                         $  5,175         $   -             $  5,175
 General and administrative                     350           8,100             21,240
                                           ---------        --------          ---------
TOTAL OPERATING EXPENSES                      5,525           8,100             26,415
                                           ---------        --------          ---------
LOSS FROM OPERATIONS                         (5,525)         (8,100)           (26,415)

PROVISION FOR INCOME TAXES                      -               -                  -

NET (LOSS)                                 $ (5,525)        $(8,100)          $(26,415)
                                           =========        ========          =========
(LOSS) PER SHARE                           $  (0.00)        $ (0.00)
                                           =========        ========

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING DURING THE PERIOD
 - BASIC AND DILUTED                      2,200,000        2,200,000
                                          ==========       ==========



                     Read accompanying Notes to Financial Statements.

                                  CAPITAL GROUP ONE, INC.
                               (A Development Stage Company)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
             PERIOD FROM MARCH 12, 1997 (INCEPTION) THROUGH FEBRUARY 28, 2005


                                                                          Deficit
                                   Common Stock         Additional       Accumulated
                                 Number of    Par        Paid-in      During the Development   Subscription
                                 Shares      Value       Capital             Stage              Receivable     Total
                                 -------     -----      ---------           -------             ----------     -----

Balance March 12, 1997                  -      $  -       $   -               $   -              $   -        $   -
 (Inception)

Common shares issued for cash     1,000,000     1,000         -                   -                  -        $ 1,000

Common shares issued in exchange
 for note receivable              1,200,000     1,200         -                   -                  -          1,200

Reclassification of amount
 due to stockholder to
 additional paid-in capital            -         -           2,217                -                  -          2,217

Net loss                               -         -            -                 (4,417)              -         (4,417)
                                  ---------    ------      -------            ---------          --------     ---------
Balance - February 28, 2001       2,200,000     2,200        2,217              (4,417)              -            -

In kind contribution                   -          -            900                -                  -            900

Net loss 2002                          -          -           -                   (900)              -           (900)
                                  ---------    ------      -------            ---------          --------     ---------
Balance - February 28, 2002       2,200,000     2,200        3,117              (5,317)             -

In kind contribution                   -          -          7,473                -                 -             7,473

Net loss 2003                          -          -           -                 (7,473)             -            (7,473)
                                  ---------    ------      -------            ---------          --------     ---------
Balance - February 28, 2003       2,200,000    $2,200      $10,590            $(12,790)          $  -

In kind contribution                   -          -          9,300                -                 -             9,300

Net loss 2004                          -          -           -                 (8,100)             -           (8,100)
                                  ---------    ------      -------            ---------          --------     ---------
Balance - February 29, 2004       2,200,000     2,200       19,890             (20,890)             -            1,200

In kind contribution                   -          -          6,675                -                 -            6,675

Net loss 2005                          -          -           -                 (5,525)             -           (5,525)
                                  ---------    ------      -------            ---------          --------     ---------
Balance - February 28, 2005       2,200,000    $2,200      $26,565            $(26,415)          $  -            2,350
                                  =========    ======      =======            =========          ========     =========


                     Read accompanying Notes to Financial Statements.
                                            F-4

                                    CAPITAL GROUP ONE, INC.
                                 (A Development Stage Company)
                                   STATEMENTS OF CASH FLOWS
                      YEARS ENDED FEBRUARY 28, 2005 AND FEBRUARY 29, 2004
                                              AND
               PERIOD FROM MARCH 12, 1997 (INCEPTION) THROUGH FEBRUARY 28, 2005




                                                                                             March 12,
                                                                                               1997
                                                      Year Ended            Year Ended      (Inception)
                                                     February 28,          February 29,     to February 28,
                                                        2005                  2004              2005
                                                     ------------         --------------    ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                                              $(5,525)             $(8,100)             $(26,415)
  Adjustments to reconcile net loss to
  net cash used in operations
   In-kind contribution                                    -
  Changes in operating assets and liabilities:
   Increase in prepaid expenses                         (1,300)              (1,200)               (2,500)
   Increase in accounts payable                            150                  -                     150
                                                       --------             --------             ---------
Net Cash Provided by (Used In) Operating Activities     (6,675)              (9,300)              (28,765)
                                                       --------             --------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Repayment of stockholder loan                            -                    -                     -
                                                       --------             --------             ---------
Net Cash Provided by Investing Activities                  -                    -                     -
                                                       --------             --------             ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in additional paid-in capital                 6,675                9,300                26,565
  Proceeds from issuance of common stock                  -                    -                    2,200
                                                       --------             --------             ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                6,675                9,300                28,765
                                                       --------             --------             ---------
NET INCREASE (DECREASE) IN CASH                           -                    -                     -
Cash at Beginning of Period/Year                          -                    -                     -
                                                       --------             --------             ---------
Cash at End of Period/Year                             $  -                 $  -                $    -
                                                       ========             ========             =========




             Read accompanying Notes to Financial Statements.

                    CAPITAL GROUP ONE, INC.
                 (A Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS
                       FEBRUARY 28, 2005



NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

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

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings per Share." As of February 28, 2005 and February 29, 2004, and for the period from March 12, 1997 (inception) to February 28, 2005, respectively, there were no common share equivalents outstanding.

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

As of February 28, 2005, the Company has a net operating loss
carryforward of    approximately $26,415 available to offset
future taxable income through 2025. The valuation allowance at February 28, 2005 was $4,921. The net change in the valuation allowance for the year ended February 28, 2005 was an increase of $1,029.


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

                    CAPITAL GROUP ONE, INC.
                 (A Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS
                       FEBRUARY 28, 2005

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

During 2000 the Company received $1,200 as payment for a note receivable.

(C) In-Kind Contribution

During 2001, 2002, 2003, 2004, and 2005 the stockholder of the
Company paid $2,217; $900; $7,473; $9,300; and $6,675
respectively, of operating expenses on behalf of the Company
(See Note 3).

                    CAPITAL GROUP ONE, INC.
                 (A Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS
                       FEBRUARY 28, 2005


NOTE 3	RELATED PARTY TRANSACTIONS

A stockholder of the Company paid $26,525 of expenses on behalf of the Company from inception (See Note 2).

NOTE 4	GOING CONCERN

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

By:     /s/ Matthew McNeally       Chief Executive Officer
      ------------------------
	Matthew McNeally


By:     /s/ V. Terence Franzke     Chief Financial Officer
      ------------------------
        V. Terence Franzke