Form 10QSB
period 2005-08-31
CAPITAL GROUP ONE INC
filed 2007-10-24
CIK 1107772

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

                                  (Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2005


                                       or

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

Item 1.  Financial Statements (Unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II  Other Information


Item 6.  Exhibits and Reports on Form 8-K

Part I.  Financial Information


Item 1.  Financial Statements

                     CAPITAL GROUP ONE, INC.
                  (A Development Stage Company)
                     CONDENSED BALANCE SHEET
                         AUGUST 31, 2005
                           (Unaudited)

                              ASSETS


     TOTAL ASSETS                                   $ 2,500
                                                    =========

                LIABILITIES AND STOCKHOLDERS' DEFICIENCY

     Accounts payable                               $   150
                                                    ---------
     TOTAL CURRENT LIABILITIES                          150
                                                    ---------

     COMMITMENTS AND CONTINGENCIES

     STOCKHOLDERS' DEFICIENCY
     Common stock, $.001 par value, 50,000,000
       shares authorized, 2,200,000 shares
       issued and outstanding                         2,200
      Additional paid-in capital                     26,565
      Deficit accumulated during the development
       stage                                        (26,415)
                                                   ==========
          Total Stockholders' Deficiency              2,350
                                                   ----------
     TOTAL LIABILIITES AND STOCKHOLDERS DEFICIENCY  $ 2,500
                                                   ==========


   Read accompanying Notes to Financial Statements.

                                 CAPITAL GROUP ONE, INC.
                              (A Development Stage Company)
                            CONDENSED STATEMENTS OF OPERATIONS
                                     (Unaudited)



                                                                                              Period From
                                                                                               March 12,
                                                                                                  1997
                                              Three Months Ended       Six Months Ended       (Inception)
                                                 August 31,              August 31,           to August 31
                                             2005             2004      2005        2004          2005
                                           --------         --------   ------      ------     -----------

OPERATING EXPENSES
 Professional fees                            -                -            -        1,000         5,175
 General and administrative                   -                -            -          200        21,240
                                           --------         --------    ---------  --------     ---------
TOTAL OPERATING EXPENSES                      -                -            -        1,200        26,415
                                           --------         --------    ---------  --------     ---------

LOSS FROM OPERATIONS                          -                -            -       (1,200)      (26,415)

PROVISION FOR INCOME TAXES                    -                -            -         -             -
                                           --------         --------    ---------  --------     ---------

NET LOSS                                  $   -             $  -        $   -      $(1,200)     $(26,415)
                                          ========         ========    =========   ========     =========

NET LOSS PER SHARE - BASIC AND DILUTED    $ (0.00)         $ (0.00)     $  (0.00)  $ (0.00)     $  (0.01)
                                          ========         ========    ==========  ========     =========
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING DURING THE PERIOD
 - BASIC AND DILUTED                      2,200,000        2,200,000   2,200,000   2,200,000    2,197,345
                                          =========        =========   =========   =========    =========





                        Read accompanying Notes to Financial Statements.

                                  CAPITAL GROUP ONE, INC.
                               (A Development Stage Company)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             PERIOD FROM MARCH 12, 1997 (INCEPTION) THROUGH AUGUST 31, 2005


                                                                          Deficit
                                   Common Stock         Additional       Accumulated               Total
                                 Number of    Par        Paid-in      During the Development    Stockholder's
                                 Shares      Value       Capital             Stage              Deficiency
                                 -------     -----      ---------           -------             ----------

Balance March 12, 1997                  -      $  -       $   -               $   -              $   -
 (Inception)

Common shares issued for cash     1,000,000     1,000         -                   -                1,000

Common shares issued in exchange
 for note receivable              1,200,000     1,200         -                   -                1,200

Reclassification of amount
 due to stockholder to
 additional paid-in capital            -         -           2,217                -                2,217

Net loss                               -         -            -                 (4,417)           (4,417)
                                  ---------    ------      -------            ---------          --------
Balance, February 28, 2001        2,200,000     2,200        2,217              (4,417)              -

In kind contribution                   -          -            900                -                  900

Net loss 2002                          -          -           -                   (900)             (900)
                                  ---------    ------      -------            ---------          --------
Balance.  February 28, 2002       2,200,000     2,200        3,117              (5,317)             -

In kind contribution                   -          -          7,473                -                7,473

Net loss 2003                          -          -           -                 (7,473)           (7,473)
                                  ---------    ------      -------            ---------          --------
Balance, February 28, 2003        2,200,000    $2,200      $10,590            $(12,790)          $  -

In kind contribution                   -          -          9,300                -                9,300

Net loss 2004                          -          -           -                 (8,100)           (8,100)
                                  ---------    ------      -------            ---------          --------
Balance, February 29, 2004        2,200,000     2,200       19,890             (20,890)            1,200

In kind contribution                   -          -          6,675                -                6,675

Net loss 2005                          -          -           -                 (5,525)           (5,525)
                                  ---------    ------      -------            ---------          --------
Balance, February 28, 2005        2,200,000     2,200       26,565             (26,415)            2,350

In kind contribution                   -          -           -                   -                 -

Net loss for the period ended
August 31, 2005                        -          -           -                   -                 -
                                  ---------    ------      -------            ---------          --------
Balance, August 31, 2005          2,200,000    $2,200      $26,565            $(26,415)          $(2,350)
                                  =========    ======      =======            =========          ========


                     Read accompanying Notes to Financial Statements.

                                   CAPITAL GROUP ONE, INC.
                                (A Development Stage Company)
                               CONDENSED STATEMENTS OF CASH FLOWS
                                       (Unaudited)

                                                                             Period From
                                                                               March 12,
                                                                                 1997
                                                    Six Months Ended          (Inception)
                                                       August 31,              August 31,
                                                  2005             2004           2005
                                                --------          --------       ------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                    $  -               $(5,375)      $(26,415)
   Adjustments to reconcile net loss to
   net cash used in operations                     -                  -               -
    In kind contribution                           -                  -            (2,500)
   Changes in operating assets and liabilities:
    Decrease in prepaid expenses                   -                 1,200            -
    Increase in accounts payable                   -                   175            150
                                                --------           --------      ---------
NET CASH PROVIDED BY (USED IN)                     -                (4,000)       (28,765)
OPERATING ACTIVITIES

CASH FLOWS FROM INVESTING ACTIVITIES:              -                   -              -
                                                --------           --------      ---------
NET CASH PROVIDED BY INVESTING ACTIVITIES          -                   -              -
                                                --------           --------      ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in additional paid-in capital           -                 4,000         26,565
  Proceeds from issuance of common stock           -                  -             2,200
                                                --------           --------      ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES          -                 4,000         28,765
                                                --------           --------      ---------
NET INCREASE (DECREASE) IN CASH                    -                  -              -

Cash at Beginning of Period/Year                   -                  -              -
                                                --------           --------      ---------
Cash at End of Period/Year                      $  -               $  -          $   -
                                                ========           ========      =========




           Read accompanying Notes to Financial Statements.

                       CAPITAL GROUP ONE, INC.
                    (A Development Stage Company)
               NOTES TO CONDENSED FINANCIAL STATEMENTS
                          AUGUST 31, 2005
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

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings per Share." As of August 31, 2005 and 2004, and for the period from March 12, 1997 (inception) to August 31, 2005, respectively, there were no common share equivalents outstanding.

                       CAPITAL GROUP ONE, INC.
                    (A Development Stage Company)
               NOTES TO CONDENSED FINANCIAL STATEMENTS
                           AUGUST 31, 2005
                              (UNAUDITED)

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

                       CAPITAL GROUP ONE, INC.
                    (A Development Stage Company)
               NOTES TO CONDENSED FINANCIAL STATEMENTS
                            AUGUST 31, 2005
                              (UNAUDITED)

NOTE 2  STOCKHOLDERS' EQUITY

(A) Common Stock Issued for Cash

On March 20, 1997, the Company issued 1,000,000 shares of common stock to its founders for cash of $1,000 ($0.001 per share).

During 1997, the Company exchanged 1,200,000 shares of common stock in exchange for note receivable of $1,200 ($0.001 per share).

During 2000, the Company received $1,200 as payment for a note receivable.

(C) In-Kind Contribution

During 2001, 2002, 2003, 2004 and 2005 the stockholder of the Company paid $2,217; $900; $7,473; $13,475; and $2,500 respectively, of operating expenses on behalf of the Company (See Note 3).

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

                       CAPITAL GROUP ONE, INC.
                    (A Development Stage Company)
               NOTES TO CONDENSED FINANCIAL STATEMENTS
                            AUGUST 31, 2005
                              (UNAUDITED)


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