Form 10QSB
period 2005-11-30
CAPITAL GROUP ONE INC
filed 2007-10-24
CIK 1107772

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

                                  (Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2005


                                       or

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

Item 1.  Financial Statements (Unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II  Other Information


Item 6.  Exhibits and Reports on Form 8-K

Part I.  Financial Information


Item 1.  Financial Statements

                     CAPITAL GROUP ONE, INC.
                  (A Development Stage Company)
                     CONDENSED BALANCE SHEET
                       NOVEMBER 30, 2005
                           (Unaudited)

                              ASSETS


     CURRENT ASSETS

     Prepaid expense                                $  1,856
                                                    ---------
     TOTAL CURRENT ASSETS                           $  1,856
                                                    ---------
     TOTAL ASSETS                                   $  1,856
                                                    =========

                LIABILITIES AND STOCKHOLDERS' DEFICIENCY


     STOCKHOLDERS' DEFICIENCY
     Common stock, $.001 par value, 50,000,000
       shares authorized, 2,200,000 shares
       issued and outstanding                         2,200
      Additional paid-in capital                     26,874
      Deficit accumulated during the development
       stage                                        (27,218)
                                                   ==========
          Total Stockholders' Deficiency              1,856
                                                   ----------
     TOTAL LIABILIITES AND STOCKHOLDERS DEFICIENCY  $ 1,856
                                                   ==========


   Read accompanying Notes to Financial Statements.

                                 CAPITAL GROUP ONE, INC.
                              (A Development Stage Company)
                            CONDENSED STATEMENTS OF OPERATIONS
                                     (Unaudited)



                                                                                              Period From
                                                                                               March 12,
                                                                                                  1997
                                              Three Months Ended      Nine Months Ended       (Inception)
                                                November 30,              November 30,        to November 30,
                                             2005             2004      2005        2004          2005
                                           --------         --------   ------      ------     -----------

OPERATING EXPENSES
 Professional fees                              644            -             644     1,000         5,819
 General and administrative                     159            -             159       200        21,399
                                           --------         --------    ---------  --------     ---------
TOTAL OPERATING EXPENSES                      -                -            -        1,200        27,218
                                           --------         --------    ---------  --------     ---------

LOSS FROM OPERATIONS                           (803)           -            (803)   (1,200)      (27,218)

PROVISION FOR INCOME TAXES                    -                -            -         -             -
                                           --------         --------    ---------  --------     ---------

NET LOSS                                  $    (803)        $  -        $   (803)  $(1,200)     $(27,218)
                                          =========        ========    =========   ========     =========

NET LOSS PER SHARE - BASIC AND DILUTED    $ (0.00)         $ (0.00)     $  (0.00)  $ (0.00)
                                          ========         ========    ==========  ========
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING DURING THE PERIOD
 - BASIC AND DILUTED                      2,200,000        2,200,000   2,200,000   2,200,000
                                          =========        =========   =========   =========





                        Read accompanying Notes to Financial Statements.

                                  CAPITAL GROUP ONE, INC.
                               (A Development Stage Company)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             PERIOD FROM MARCH 12, 1997 (INCEPTION) THROUGH NOVEMBER 30, 2005


                                                                          Deficit
                                   Common Stock         Additional       Accumulated               Total
                                 Number of    Par        Paid-in      During the Development    Stockholder's
                                 Shares      Value       Capital             Stage              Deficiency
                                 -------     -----      ---------           -------             ----------

Balance March 12, 1997                  -      $  -       $   -               $   -              $   -
 (Inception)

Common shares issued for cash     1,000,000     1,000         -                   -                1,000

Common shares issued in exchange
 for note receivable              1,200,000     1,200         -                   -                1,200

Reclassification of amount
 due to stockholder to
 additional paid-in capital            -         -           2,217                -                2,217

Net loss                               -         -            -                 (4,417)           (4,417)
                                  ---------    ------      -------            ---------          --------
Balance, February 28, 2001        2,200,000     2,200        2,217              (4,417)              -

In kind contribution                   -          -            900                -                  900

Net loss 2002                          -          -           -                   (900)             (900)
                                  ---------    ------      -------            ---------          --------
Balance.  February 28, 2002       2,200,000     2,200        3,117              (5,317)             -

In kind contribution                   -          -          7,473                -                7,473

Net loss 2003                          -          -           -                 (7,473)           (7,473)
                                  ---------    ------      -------            ---------          --------
Balance, February 28, 2003        2,200,000    $2,200      $10,590            $(12,790)          $  -

In kind contribution                   -          -          9,300                -                9,300

Net loss 2004                          -          -           -                 (8,100)           (8,100)
                                  ---------    ------      -------            ---------          --------
Balance, February 29, 2004        2,200,000     2,200       19,890             (20,890)            1,200

In kind contribution                   -          -          6,675                -                6,675

Net loss 2005                          -          -           -                 (5,525)           (5,525)
                                  ---------    ------      -------            ---------          --------
Balance, February 28, 2005        2,200,000     2,200       26,565             (26,415)            2,350

In kind contribution                   -          -            309                -                  309

Net loss for the period ended
November 30, 2005                      -          -           -                   (803)             (803)
                                  ---------    ------      -------            ---------          --------
Balance, November 30, 2005        2,200,000    $2,200      $26,874            $(27,218)          $(1,856)
                                  =========    ======      =======            =========          ========


                     Read accompanying Notes to Financial Statements.

                                   CAPITAL GROUP ONE, INC.
                                (A Development Stage Company)
                               CONDENSED STATEMENTS OF CASH FLOWS
                                       (Unaudited)

                                                                             Period From
                                                                               March 12,
                                                                                 1997
                                                   Nine Months Ended          (Inception)
                                                      November 30,            November 30,
                                                  2005             2004           2005
                                                --------          --------       ------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                    $  (803)           $(1,200)      $(27,218)
   Adjustments to reconcile net loss to
   net cash used in operations                     -                  -               -
    In kind contribution                           -                  -            (2,500)
   Changes in operating assets and liabilities:
    Increase in prepaid expenses                   -                  -               -
    Decrease in prepaid expenses                    644              1,200         (1,856)
    Increase in accounts payable                   (150)              -               -
                                                --------           --------      ---------
NET CASH PROVIDED BY (USED IN)                     (309)              -           (29,074)
OPERATING ACTIVITIES

CASH FLOWS FROM INVESTING ACTIVITIES:              -                   -              -
                                                --------           --------      ---------
NET CASH PROVIDED BY INVESTING ACTIVITIES          -                   -              -
                                                --------           --------      ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in additional paid-in capital            309               -            26,874
  Proceeds from issuance of common stock           -                  -             2,200
                                                --------           --------      ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES           309               -            29,074
                                                --------           --------      ---------
NET INCREASE (DECREASE) IN CASH                    -                  -              -

Cash at Beginning of Period/Year                   -                  -              -
                                                --------           --------      ---------
Cash at End of Period/Year                      $  -               $  -          $   -
                                                ========           ========      =========




           Read accompanying Notes to Financial Statements.

                       CAPITAL GROUP ONE, INC.
                    (A Development Stage Company)
               NOTES TO CONDENSED FINANCIAL STATEMENTS
                          NOVEMBER 30, 2005
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

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings per Share."
As of November 30, 2005 and 2004, and for the period from March 12, 1997 (inception) to November 30, 2005, respectively, there were no common share equivalents outstanding.

                       CAPITAL GROUP ONE, INC.
                    (A Development Stage Company)
               NOTES TO CONDENSED FINANCIAL STATEMENTS
                         NOVEMBER 30, 2005
                              (UNAUDITED)

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

(G) Recent Accounting Pronouncements

SFAS 155, "Accounting for Certain Hybrid Financial Instruments" and SFAS 156, "Accounting for Servicing Financial Assets" were recently issued. SFAS 155 and 156 have no current applicability to the Company and have no effect on the financial statements.

                       CAPITAL GROUP ONE, INC.
                    (A Development Stage Company)
               NOTES TO CONDENSED FINANCIAL STATEMENTS
                          NOVEMBER 30, 2005
                              (UNAUDITED)

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

(C) In-Kind Contribution

During 2001, 2002, 2003, 2004 and 2005 the stockholder of the Company paid $2,217; $900; $7,473; $13,475; and $2,809 respectively, of operating expenses on behalf of the Company (See Note 3).

NOTE 3	RELATED PARTY TRANSACTIONS

A stockholder of the Company paid $26,874 of expenses on behalf of the Company from inception (See Note 2).

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

                       CAPITAL GROUP ONE, INC.
                    (A Development Stage Company)
               NOTES TO CONDENSED FINANCIAL STATEMENTS
                          NOVEMBER 30, 2005
                              (UNAUDITED)


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