Form 10KSB
period 2006-02-28
CAPITAL GROUP ONE INC
filed 2007-10-24
CIK 1107772

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

                                   (Mark one)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2006

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

The Company's revenues for the year ended February 28, 2006 were $0.

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


Item 8B.  OTHER INFORMATION
None.


PART III.

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

Our directors, executive officers and key employees are as follows:


Name                     Age   Position                  Director Since

Matthew McNeally   43     Chief Executive Officer       2000

V. Terence Franzke 59     Chief Financial Officer       2004


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



Annual Compensation


Name and                                              Other       Restricted     Securities                     All
Principal Position     Fiscal                         Annual         Stock       Underlying      LTIP          Other
                       Year    Salary     Bonus     Compensation     Awards      Options        Payouts    Compensations
------------------     ----    ------     -----     ------------  ----------     -----------    -------    -------------

Matthew McNeally, CEO   2006    0          0         0             0              0              0           0

                        2005    0          0         0             0              0              0           0

                        2004    0          0         0             0              0              0           0


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


Item 12. CERTAIN TRANSACTIONS

     None

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

     None

                     CAPITAL GROUP ONE, INC.
                  (A Development Stage Company)
                     FINANCIAL STATEMENTS
                        FEBRUARY 28, 2006

                             CONTENTS

                                                     PAGE
                                                     ----

      Report of Independent Registered Public
      Accounting Firm                                 F-1

      Financial Statements:

      Balance Sheet as of February 28, 2006           F-2

      Statements of Operations for the years
      ended February 28, 2006 and 2005 and for
      the period from March 12,
      1997 (Inception) to February 28, 2006           F-3

      Statement of Changes in Stockholders'
      Deficiency for the period from March
      12, 1997 (Inception) to February 28, 2006
      (Unandited)                                     F-4

      Statements of Cash Flows for the years
      ended February 28, 2006 and 2005
      and for the period from March 12, 1997
      (Inception) to February 28, 2006                F-5

      Notes to Financial Statements                F-6 to F-9

                   INDEPENDENT AUDITOR'S REPORT




REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors of:
Capital Group One, Inc.

We have audited the accompanying balance sheet of Capital Group One, Inc. (a development stage company), as of February 28, 2006 and the related statements of operations, changes in stockholders' equity and cash flows for the two years ended, February 28, 2006 and 2005. The financial statements of Capital Group One, Inc. for the period March 12, 1997 (Inception) to February 28, 2004 were audited by other auditors whose report was dated May 12, 2004. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Capital Group One, Inc. as of February 28, 2006 and the results of its operations and its cash flows for the years ended February 28, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of Americana.

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


WEBB & COMPANY, P.A.

/s/ Webb & Company, P.A.

Boynton Beach, Florida
October 18, 2007

                     CAPITAL GROUP ONE, INC.
                  (A Development Stage Company)
                          BALANCE SHEET
                        FEBRUARY 28, 2006



                              ASSETS
                              ------


CURRENT ASSETS
 Prepaid expense                               $  1,856
                                               ---------

TOTAL ASSETS                                   $  1,856
                                               =========


                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------



STOCKHOLDERS' EQUITY
 Common stock, $.001 par value, 50,000,000
  shares authorized, 2,200,000 shares
  issued and outstanding                         2,200
 Additional paid-in capital                     26,874
 Deficit accumulated during the development
  stage                                        (27,218)
                                               --------
TOTAL STOCKHOLDERS' EQUITY                     $ 1,856
                                               --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 1,856
                                               ========

   Read accompanying Notes to Financial Statements.

                                 CAPITAL GROUP ONE, INC.
                              (A Development Stage Company)
                                STATEMENTS OF OPERATIONS
                   YEARS ENDED FEBRUARY 28, 2006 AND FEBRUARY 28, 2005
                                           AND
            PERIOD FROM MARCH 12, 1997 (INCEPTION) THROUGH FEBRUARY 28, 2006




                                                                              March 12,
                                                                                1997
                                          Year Ended       Year Ended       (Inception)
                                          February 28,     February 28,    to February 28,
                                             2006             2005              2006
                                          ------------     ------------    ---------------
OPERATING EXPENSES
 Professional fees                         $    644         $ 5,175           $  5,819
 General and administrative                     159             350             21,399
                                           ---------        --------          ---------
TOTAL OPERATING EXPENSES                        803           5,525             27,218
                                           ---------        --------          ---------
LOSS FROM OPERATIONS                           (803)         (5,525)           (27,218)

PROVISION FOR INCOME TAXES                      -               -                  -

NET LOSS                                   $   (803)        $(5,525)          $(27,218)
                                           =========        ========          =========
NET LOSS PER SHARE - BASIC AND DILUTED     $  (0.00)        $ (0.00)
                                           =========        ========

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING DURING THE PERIOD
 - BASIC AND DILUTED                      2,200,000        2,200,000
                                          ==========       ==========



                     Read accompanying Notes to Financial Statements.

                                  CAPITAL GROUP ONE, INC.
                               (A Development Stage Company)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
             PERIOD FROM MARCH 12, 1997 (INCEPTION) THROUGH FEBRUARY 28, 2006


                                                                          Deficit
                                   Common Stock         Additional       Accumulated
                                 Number of    Par        Paid-in      During the Development   Subscription
                                 Shares      Value       Capital             Stage              Receivable     Total
                                 -------     -----      ---------           -------             ----------     -----

Balance March 12, 1997                  -      $  -       $   -               $   -              $   -        $   -
 (Inception)

Common shares issued for cash     1,000,000     1,000         -                   -                  -        $ 1,000

Common shares issued in exchange
 for note receivable              1,200,000     1,200         -                   -                  -          1,200

Reclassification of amount
 due to stockholder to
 additional paid-in capital            -         -           2,217                -                  -          2,217

Net loss                               -         -            -                 (4,417)              -         (4,417)
                                  ---------    ------      -------            ---------          --------     ---------
Balance - February 28, 2001       2,200,000     2,200        2,217              (4,417)              -            -

In kind contribution                   -          -            900                -                  -            900

Net loss 2002                          -          -           -                   (900)              -           (900)
                                  ---------    ------      -------            ---------          --------     ---------
Balance - February 28, 2002       2,200,000     2,200        3,117              (5,317)             -

In kind contribution                   -          -          7,473                -                 -             7,473

Net loss 2003                          -          -           -                 (7,473)             -            (7,473)
                                  ---------    ------      -------            ---------          --------     ---------
Balance - February 28, 2003       2,200,000    $2,200      $10,590            $(12,790)          $  -

In kind contribution                   -          -          9,300                -                 -             9,300

Net loss 2004                          -          -           -                 (8,100)             -           (8,100)
                                  ---------    ------      -------            ---------          --------     ---------
Balance - February 29, 2004       2,200,000     2,200       19,890             (20,890)             -            1,200

In kind contribution                   -          -          6,675                -                 -            6,675

Net loss 2005                          -          -           -                 (5,525)             -           (5,525)
                                  ---------    ------      -------            ---------          --------     ---------
Balance for the year ended
 February 28, 2005                2,200,000    $2,200      $26,565            $(26,415)          $  -            2,350

In kind contribution                   -          -            309                -                 -              309

Net loss 2006                          -          -           -                   (803)             -             (803)
                                  ---------    ------      -------            ---------          --------     ---------
Balance for the year ended
 February 28, 2006                2,200,000    $2,200      $26,874            $(27,218)          $  -            1,856
                                  =========    ======      =======            =========          ========     =========


                     Read accompanying Notes to Financial Statements.
                                            F-4

                                    CAPITAL GROUP ONE, INC.
                                 (A Development Stage Company)
                                   STATEMENTS OF CASH FLOWS
                      YEARS ENDED FEBRUARY 28, 2006 AND FEBRUARY 28, 2005
                                              AND
               PERIOD FROM MARCH 12, 1997 (INCEPTION) THROUGH FEBRUARY 28, 2006




                                                                                             March 12,
                                                                                               1997
                                                      Year Ended            Year Ended      (Inception)
                                                     February 28,          February 28,     to February 28,
                                                        2006                  2005              2006
                                                     ------------         --------------    ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                                              $  (803)             $(5,525)             $(27,218)
  Adjustments to reconcile net loss to
  net cash used in operations
   In-kind contribution                                    -                    -                     -
  Changes in operating assets and liabilities:
   Increase in prepaid expenses                            644                  -                     -
   Increase in accounts payable                            -                    150                   -
   Decrease in accounts payable                           (150)              (1,300)               (1,856)
                                                       --------             --------             ---------
Net Cash Provided by (Used In) Operating Activities       (309)              (6,675)              (29,074)
                                                       --------             --------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
                                                       --------             --------             ---------
Net Cash Provided by Investing Activities                  -                    -                     -
                                                       --------             --------             ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in additional paid-in capital                   309                6,675                26,874
  Proceeds from issuance of common stock                  -                    -                    2,200
                                                       --------             --------             ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  309                6,675                29,074
                                                       --------             --------             ---------
NET INCREASE (DECREASE) IN CASH                           -                    -                     -
Cash at Beginning of Period/Year                          -                    -                     -
                                                       --------             --------             ---------
Cash at End of Period/Year                             $  -                 $  -                $    -
                                                       ========             ========             =========

Supplemental disclosure of cash flow information:

Cash paid for interest                                 $  -                 $  -                $    -
                                                       ========             ========             =========

Cash paid for taxes                                    $  -                 $  -                $    -
                                                       ========             ========             =========


             Read accompanying Notes to Financial Statements.

                    CAPITAL GROUP ONE, INC.
                 (A Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS
                       FEBRUARY 28, 2006




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

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings per Share." As of February 28, 2006 and 2005, and for the period from March 12, 1997 (inception) to February 28, 2006, respectively, there were no common share equivalents outstanding.

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

                    CAPITAL GROUP ONE, INC.
                 (A Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS
                       FEBRUARY 28, 2006


As of February 28, 2006, the Company has a net operating loss
carryforward of    approximately $27,218 available to offset
future taxable income through 2026. The valuation allowance at February 28, 2006 was $5,071. The net change in the valuation allowance for the year ended February 28, 2006 was an increase of $150.

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

                    CAPITAL GROUP ONE, INC.
                 (A Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS
                       FEBRUARY 28, 2006




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

During 2000, the Company received $1,200 as payment for the note receivable.

(C) In-Kind Contribution

For the year ended February 28, 2006 the stockholder of the Company paid $309 of operating expenses on behalf of the Company
(See Note 3).

During 2001, 2002, 2003, 2004, and 2005 the stockholder of the
Company paid $2,217, $900, $7,473, $9,300 and $6,675 respectively, of operating expenses on behalf of the Company (See Note 3).

NOTE 3	RELATED PARTY TRANSACTIONS

A stockholder of the Company paid $26,874 of expenses on behalf of the Company from inception (See Note 2).

NOTE 4	GOING CONCERN

As reflected in the accompanying unaudited financial statements, the Company is in the development stage with no operations. This raises substantial doubt about its ability to continue as a going

                    CAPITAL GROUP ONE, INC.
                 (A Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS
                       FEBRUARY 28, 2006




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