Form 10QSB
period 2006-05-31
CAPITAL GROUP ONE INC
filed 2007-10-24
CIK 1107772

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

                                  (Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2006


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

Item 1.  Financial Statements (Unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II  Other Information


Item 6.  Exhibits and Reports on Form 8-K

Part I.  Financial Information


Item 1.  Financial Statements

                     CAPITAL GROUP ONE, INC.
                  (A Development Stage Company)
                     CONDENSED BALANCE SHEET
                         MAY 31, 2006
                           (Unaudited)

                              ASSETS

     CURRENT ASSETS
     Prepaid expense                                $ 1,856
                                                    ---------
     TOTAL ASSETS                                   $ 1,856
                                                    =========


                LIABILITIES AND STOCKHOLDERS' EQUITY



     STOCKHOLDERS' EQUITY
     Common stock, $.001 par value, 50,000,000
       shares authorized, 2,200,000 shares
       issued and outstanding                         2,200
      Additional paid-in capital                     26,874
      Deficit accumulated during the development
       stage                                        (27,218)
                                                   ==========
          Total Stockholders' Equity                  1,856
                                                   ----------
     TOTAL LIABILIITES AND STOCKHOLDERS EQUITY      $ 1,856
                                                   ==========


   Read accompanying Notes to Financial Statements.

                                 CAPITAL GROUP ONE, INC.
                              (A Development Stage Company)
                            CONDENSED STATEMENTS OF OPERATIONS
                                     (Unaudited)



                                                                       Period From
                                                                        March 12,
                                                                          1997
                                              Three Months Ended       (Inception)
                                                    May 31,            to May 31
                                             2006             2005        2006
                                           --------         --------   ------------

OPERATING EXPENSES
 Professional fees                             -               -           5,819
 General and administrative                    -               -          21,399
                                           --------         --------    ---------
TOTAL OPERATING EXPENSES                       -               -          27,218
                                           --------         --------    ---------

LOSS FROM OPERATIONS                      $    -               -        $(27,218)

PROVISION FOR INCOME TAXES                     -               -             -
                                           --------         --------    ---------

NET LOSS                                  $    -               -        $(27,218)
                                          ========         ========    =========

NET LOSS PER SHARE - BASIC AND DILUTED    $    -           $   -
                                          ========         ========
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING DURING THE PERIOD
 - BASIC AND DILUTED                      2,200,000        2,200,000
                                          =========        =========





                        Read accompanying Notes to Financial Statements.

                                  CAPITAL GROUP ONE, INC.
                               (A Development Stage Company)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             PERIOD FROM MARCH 12, 1997 (INCEPTION) THROUGH MAY 31, 2006


                                   Common Stock                           Deficit
                                   $.001 Par Value      Additional       Accumulated               Total
                                 Number of               Paid-in      During the Development    Stockholder's
                                 Shares      Amount      Capital             Stage                Equity
                                 -------     -----      ---------           -------             ----------

Balance March 12, 1997                  -      $  -       $   -               $   -              $   -
 (Inception)

Common shares issued for cash     1,000,000     1,000         -                   -                1,000

Common shares issued in exchange
 for note receivable              1,200,000     1,200         -                   -                1,200

Reclassification of amount
 due to stockholder to
 additional paid-in capital            -         -           2,217                -                2,217

Net loss                               -         -            -                 (4,417)           (4,417)
                                  ---------    ------      -------            ---------          --------
Balance, February 28, 2001        2,200,000     2,200        2,217              (4,417)              -

In kind contribution                   -          -            900                -                  900

Net loss 2002                          -          -           -                   (900)             (900)
                                  ---------    ------      -------            ---------          --------
Balance.  February 28, 2002       2,200,000     2,200        3,117              (5,317)             -

In kind contribution                   -          -          7,473                -                7,473

Net loss 2003                          -          -           -                 (7,473)           (7,473)
                                  ---------    ------      -------            ---------          --------
Balance, February 28, 2003        2,200,000    $2,200      $10,590            $(12,790)          $  -

In kind contribution                   -          -          9,300                -                9,300

Net loss 2004                          -          -           -                 (8,100)           (8,100)
                                  ---------    ------      -------            ---------          --------
Balance, February 29, 2004        2,200,000     2,200       19,890             (20,890)            1,200

In kind contribution                   -          -          6,675                -                2,500

Net loss 2005                          -          -           -                 (5,525)           (5,525)
                                  ---------    ------      -------            ---------          --------
Balance, February 28, 2005        2,200,000    $2,200      $26,565            $(26,415)          $ 2,350

In kind contribution                   -          -            309                -                  309

Net loss 2006                          -          -           -                   (803)             (803)
                                  ---------    ------      -------            ---------          --------
Balance, February 28, 2006        2,200,000    $2,200      $26,874            $(27,218)          $ 1,856

Net loss for the period
ended May 31, 2006                     -          -           -                   -                 -

Balance, May 31, 2005             2,200,000     2,200       26,874             (27,218)            1,856
                                  =========    ======      =======            =========          ========


                     Read accompanying Notes to Financial Statements.

                                   CAPITAL GROUP ONE, INC.
                                (A Development Stage Company)
                               CONDENSED STATEMENTS OF CASH FLOWS
                                       (Unaudited)

                                                                              Period From
                                                                               March 12,
                                                                                  1997
                                                   Three Months Ended         (Inception)
                                                         May 31,               to May 31
                                                 2006               2005          2006
                                               --------           --------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                    $  -               $   -         $(27,218)
   Adjustments to reconcile net loss to net
   cash used in operations
    In kind contribution                           -
   Changes in operating assets and liabilities:
    Increase in prepaid expenses                   -                   -              -
    Decrease in prepaid expenses                   -                   -           (1,856)
                                                --------           --------      ---------
NET CASH PROVIDED BY (USED IN)                     -                   -          (29,074)
OPERATING ACTIVITIES                            --------           --------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:               -                  -              -
                                                --------           --------      ---------
NET CASH PROVIDED BY INVESTING ACTIVITIES           -                  -              -
                                                --------           --------      ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from stockholders                       -                  -            26,874
  Proceeds from issuance of common stock           -                  -             2,200
                                                --------           --------      ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES          -                  -            29,074
                                                --------           --------      ---------
NET INCREASE (DECREASE) IN CASH                    -                  -              -

Cash at Beginning of Period/Year                   -                  -              -
                                                --------           --------      ---------
Cash at End of Period/Year                      $  -               $  -          $   -
                                                ========           ========      =========




           Read accompanying Notes to Financial Statements.

                       CAPITAL GROUP ONE, INC.
                    (A Development Stage Company)
               NOTES TO CONDENSED FINANCIAL STATEMENTS
                             MAY 31, 2006
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

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings per Share." As of May 31, 2006 and 2005, and for the period from March 12, 1997 (inception) to May 31, 2006, respectively, there were no common share equivalents outstanding.

                       CAPITAL GROUP ONE, INC.
                    (A Development Stage Company)
               NOTES TO CONDENSED FINANCIAL STATEMENTS
                             MAY 31, 2006
                              (UNAUDITED)

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

                       CAPITAL GROUP ONE, INC.
                    (A Development Stage Company)
               NOTES TO CONDENSED FINANCIAL STATEMENTS
                             MAY 31, 2006
                              (UNAUDITED)

NOTE 2  STOCKHOLDERS' EQUITY

(A) Common Stock Issued for Cash

On March 20, 1997, the Company issued 1,000,000 shares of common stock to its founders for cash of $1,000 ($0.001 per share).

During 1997, the Company exchanged 1,200,000 shares of common stock in exchange for note receivable of $1,200 ($0.001 per share).

During 2000, the Company received $1,200 as payment for a note receivable.

(C) In-Kind Contribution

During 2001, 2002, 2003, 2004, 2005 and 2006 the stockholder of the Company paid $2,217; $900; $7,473; $9,300; $6,675 and $309, respectively, of operating expenses on behalf of the Company (See Note 3).

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

                       CAPITAL GROUP ONE, INC.
                    (A Development Stage Company)
               NOTES TO CONDENSED FINANCIAL STATEMENTS
                             MAY 31, 2006
                              (UNAUDITED)


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