Form 10QSB
period 2006-11-30
CAPITAL GROUP ONE INC
filed 2007-10-24
CIK 1107772

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

                                  (Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2006


                                       or

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

Item 1.  Financial Statements (Unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II  Other Information


Item 6.  Exhibits and Reports on Form 8-K

Part I.  Financial Information


Item 1.  Financial Statements

                     CAPITAL GROUP ONE, INC.
                  (A Development Stage Company)
                     CONDENSED BALANCE SHEET
                       NOVEMBER 30, 2006
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
                                                   ==========


   Read accompanying Notes to Financial Statements.

                                 CAPITAL GROUP ONE, INC.
                              (A Development Stage Company)
                            CONDENSED STATEMENTS OF OPERATIONS
                                     (Unaudited)



                                                                                              Period From
                                                                                               March 12,
                                                                                                  1997
                                              Three Months Ended      Nine Months Ended       (Inception)
                                                November 30,              November 30,        to November 30,
                                             2006             2005      2006        2005          2006
                                           --------         --------   ------      ------     -----------

OPERATING EXPENSES
 Professional fees                            -                 644         -          644         5,819
 General and administrative                   -                 159          150       159        21,549
                                           --------         --------    ---------  --------     ---------
TOTAL OPERATING EXPENSES                      -                 803          150       803        27,368
                                           --------         --------    ---------  --------     ---------

LOSS FROM OPERATIONS                          -                (803)        (150)     (803)      (27,368)

PROVISION FOR INCOME TAXES                    -                -            -         -             -
                                           --------         --------    ---------  --------     ---------

NET LOSS                                  $   -             $  (803)    $   (150)  $  (803)     $(27,368)
                                          ========         ========    ==========  ========     =========

NET LOSS PER SHARE - BASIC AND DILUTED    $ (0.00)         $ (0.00)     $  (0.00)  $ (0.00)
                                          ========         ========    ==========  ========
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING DURING THE PERIOD
 - BASIC AND DILUTED                      2,200,000        2,200,000   2,200,000   2,200,000
                                          =========        =========   =========   =========





                        Read accompanying Notes to Financial Statements.

                                  CAPITAL GROUP ONE, INC.
                               (A Development Stage Company)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             PERIOD FROM MARCH 12, 1997 (INCEPTION) THROUGH NOVEMBER 30, 2006


                                                                          Deficit
                                   Common Stock         Additional       Accumulated               Total
                                 Number of    Par        Paid-in      During the Development    Stockholder's
                                 Shares      Value       Capital             Stage              Deficiency
                                 -------     -----      ---------           -------             ----------

Balance March 12, 1997                  -      $  -       $   -               $   -              $   -
 (Inception)

Common shares issued for cash     1,000,000     1,000         -                   -                1,000

Common shares issued in exchange
 for note receivable              1,200,000     1,200         -                   -                1,200

Reclassification of amount
 due to stockholder to
 additional paid-in capital            -         -           2,217                -                2,217

Net loss                               -         -            -                 (4,417)           (4,417)
                                  ---------    ------      -------            ---------          --------
Balance, February 28, 2001        2,200,000     2,200        2,217              (4,417)              -

In kind contribution                   -          -            900                -                  900

Net loss 2002                          -          -           -                   (900)             (900)
                                  ---------    ------      -------            ---------          --------
Balance.  February 28, 2002       2,200,000     2,200        3,117              (5,317)             -

In kind contribution                   -          -          7,473                -                7,473

Net loss 2003                          -          -           -                 (7,473)           (7,473)
                                  ---------    ------      -------            ---------          --------
Balance, February 28, 2003        2,200,000    $2,200      $10,590            $(12,790)          $  -

In kind contribution                   -          -          9,300                -                9,300

Net loss 2004                          -          -           -                 (8,100)           (8,100)
                                  ---------    ------      -------            ---------          --------
Balance, February 29, 2004        2,200,000     2,200       19,890             (20,890)            1,200

In kind contribution                   -          -          6,675                -                6,675

Net loss 2005                          -          -           -                 (5,525)           (5,525)
                                  ---------    ------      -------            ---------          --------
Balance, February 28, 2005        2,200,000     2,200       26,565             (26,415)            2,350

In kind contribution                   -          -            309                -                  309

Net loss 2006                          -          -           -                   (803)             (803)
                                  ---------    ------      -------            ---------          --------
Balance, February 28, 2006        2,200,000     2,200       26,874             (27,218)            1,856

In kind contribution                   -          -            150                -                  150

Net loss for the period ended
November 30, 2006                      -          -           -                   (150)             (150)
                                  ---------    ------      -------            ---------          --------
Balance, November 30, 2006        2,200,000    $2,200      $27,024            $(27,368)          $ 1,856
                                  =========    ======      =======            =========          ========


                     Read accompanying Notes to Financial Statements.

                                   CAPITAL GROUP ONE, INC.
                                (A Development Stage Company)
                               CONDENSED STATEMENTS OF CASH FLOWS
                                       (Unaudited)

                                                                             Period From
                                                                               March 12,
                                                                                 1997
                                                   Nine Months Ended          (Inception)
                                                      November 30,            November 30,
                                                  2006             2005           2006
                                                --------          --------       ------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                    $ (150)            $  (803)      $(27,368)
   Adjustments to reconcile net loss to
   net cash used in operations                     -                  -               -
    In kind contribution                           -                  -               -
   Changes in operating assets and liabilities:
    Increase in prepaid expenses
    Decrease in prepaid expenses                   -                   644         (1,856)
    Increase in accounts payable                   -                  (150)           -
                                                --------           --------      ---------
NET CASH PROVIDED BY (USED IN)                    (150)               (309)       (29,224)
OPERATING ACTIVITIES

CASH FLOWS FROM INVESTING ACTIVITIES:              -                   -              -
                                                --------           --------      ---------
NET CASH PROVIDED BY INVESTING ACTIVITIES          -                   -              -
                                                --------           --------      ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in additional paid-in capital           150                 309         27,024
  Proceeds from issuance of common stock           -                  -             2,200
                                                --------           --------      ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES          150                 309         29,224
                                                --------           --------      ---------
NET INCREASE (DECREASE) IN CASH                    -                  -              -

Cash at Beginning of Period/Year                   -                  -              -
                                                --------           --------      ---------
Cash at End of Period/Year                      $  -               $  -          $   -
                                                ========           ========      =========




           Read accompanying Notes to Financial Statements.

                       CAPITAL GROUP ONE, INC.
                    (A Development Stage Company)
               NOTES TO CONDENSED FINANCIAL STATEMENTS
                          NOVEMBER 30, 2006
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

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings per Share."
As of November 30, 2006 and 2005, and for the period from March 12, 1997 (inception) to November 30, 2006, respectively, there were no common share equivalents outstanding.

                       CAPITAL GROUP ONE, INC.
                    (A Development Stage Company)
               NOTES TO CONDENSED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2006
                              (UNAUDITED)

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

(C) In-Kind Contribution

For the period ended November 30, 2006 the stockholder of the Company paid $150 of operating expenses on behalf of the Company (See Note 3).

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

                       CAPITAL GROUP ONE, INC.
                    (A Development Stage Company)
               NOTES TO CONDENSED FINANCIAL STATEMENTS
                            NOVEMBER 30, 2006
                              (UNAUDITED)


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