Form 10KSB
period 2007-02-28
CAPITAL GROUP ONE INC
filed 2007-10-24
CIK 1107772

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

                                   (Mark one)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2007

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

The Company's revenues for the year ended February 28, 2007 were $0.

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


Item 8B.  OTHER INFORMATION
None.


PART III.

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

Our directors, executive officers and key employees are as follows:


Name                     Age   Position                  Director Since

Matthew McNeally   44     Chief Executive Officer       2000

V. Terence Franzke 60     Chief Financial Officer       2004


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


Item 12. CERTAIN TRANSACTIONS

     None

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

     None

                     CAPITAL GROUP ONE, INC.
                  (A Development Stage Company)
                     FINANCIAL STATEMENTS
                        FEBRUARY 28, 2007

                             CONTENTS

                                                     PAGE
                                                     ----

      Report of Independent Registered Public
      Accounting Firm                                 F-1

      Financial Statements:

      Balance Sheet as of February 28, 2007           F-2

      Statements of Operations for the years
      ended February 28, 2007 and 2006 and for
      the period from March 12,
      1997 (Inception) to February 28, 2007           F-3

      Statement of Changes in Stockholders'
      Equity for the period from March
      12, 1997 (Inception) to February 28, 2007
      (Unandited)                                     F-4

      Statements of Cash Flows for the years
      ended February 28, 2007 and 2006
      and for the period from March 12, 1997
      (Inception) to February 28, 2007                F-5

      Notes to Financial Statements                F-6 to F-9

                   INDEPENDENT AUDITOR'S REPORT





REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors of:
Capital Group One, Inc.

We have audited the accompanying balance sheet of Capital Group One, Inc. (a development stage company), as of February 28, 2007 and the related statements of operations, changes in stockholders' equity and cash flows for the two years ended. February 28, 2007 and 2006. The financial statements of Capital Group One, Inc. for the period March 12, 1997 (Inception) to February 28, 2004 were audited by other auditors whose report was dated May 12, 2004. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Capital Group One, Inc. as of February 28, 2007 and the results of its operations and its cash flows for the years ended February 28, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of Americana.

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
                                               =========


                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------



STOCKHOLDERS' EQUITY
 Common stock, $.001 par value, 50,000,000
  shares authorized, 2,200,000 shares
  issued and outstanding                         2,200
 Additional paid-in capital                     27,024
 Deficit accumulated during the development
  stage                                        (27,368)
                                               --------
TOTAL STOCKHOLDERS' EQUITY                     $ 1,856
                                               --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 1,856
                                               ========

   Read accompanying Notes to Financial Statements.

                                 CAPITAL GROUP ONE, INC.
                              (A Development Stage Company)
                                STATEMENTS OF OPERATIONS
                   YEARS ENDED FEBRUARY 28, 2007 AND FEBRUARY 28, 2006
                                           AND
            PERIOD FROM MARCH 12, 1997 (INCEPTION) THROUGH FEBRUARY 28, 2007




                                                                              March 12,
                                                                                1997
                                          Year Ended       Year Ended       (Inception)
                                          February 28,     February 28,    to February 28,
                                             2007             2006              2005
                                          ------------     ------------    ---------------
OPERATING EXPENSES
 Professional fees                         $    -           $   644           $  5,819
 General and administrative                     150             159             21,549
                                           ---------        --------          ---------
TOTAL OPERATING EXPENSES                       (150)            803             27,368
                                           ---------        --------          ---------
LOSS FROM OPERATIONS                           (150)           (803)           (27,368)

PROVISION FOR INCOME TAXES                      -               -                  -

NET LOSS                                   $   (150)        $  (803)          $(27,368)
                                           =========        ========          =========
NET LOSS PER SHARE - BASIC AND DILUTED     $  (0.00)        $ (0.00)
                                           =========        ========

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING DURING THE PERIOD
 - BASIC AND DILUTED                      2,200,000        2,200,000
                                          ==========       ==========



                     Read accompanying Notes to Financial Statements.

                                  CAPITAL GROUP ONE, INC.
                               (A Development Stage Company)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             PERIOD FROM MARCH 12, 1997 (INCEPTION) THROUGH FEBRUARY 28, 2007


                                                                          Deficit
                                   Common Stock         Additional       Accumulated
                                 Number of    Par        Paid-in      During the Development   Subscription
                                 Shares      Value       Capital             Stage              Receivable     Total
                                 -------     -----      ---------           -------             ----------     -----

Balance March 12, 1997                  -      $  -       $   -               $   -              $   -        $   -
 (Inception)

Common shares issued for cash     1,000,000     1,000         -                   -                  -        $ 1,000

Common shares issued in exchange
 for note receivable              1,200,000     1,200         -                   -                  -          1,200

Reclassification of amount
 due to stockholder to
 additional paid-in capital            -         -           2,217                -                  -          2,217

Net loss                               -         -            -                 (4,417)              -         (4,417)
                                  ---------    ------      -------            ---------          --------     ---------
Balance, February 28, 2001        2,200,000     2,200        2,217              (4,417)              -            -

In kind contribution                   -          -            900                -                  -            900

Net loss 2002                          -          -           -                   (900)              -           (900)
                                  ---------    ------      -------            ---------          --------     ---------
Balance.  February 28, 2002       2,200,000     2,200        3,117              (5,317)             -

In kind contribution                   -          -          7,473                -                 -             7,473

Net loss 2003                          -          -           -                 (7,473)             -            (7,473)
                                  ---------    ------      -------            ---------          --------     ---------
Balance, February 28, 2003        2,200,000    $2,200      $10,590            $(12,790)          $  -

In kind contribution                   -          -          9,300                -                 -             9,300

Net loss 2004                          -          -           -                 (8,100)             -           (8,100)
                                  ---------    ------      -------            ---------          --------     ---------
Balance, February 29, 2004        2,200,000     2,200       19,890             (20,890)             -            1,200

In kind contribution                   -          -          6,675                -                 -            6,675

Net loss 2005                          -          -           -                 (5,525)             -           (5,525)
                                  ---------    ------      -------            ---------          --------     ---------
Balance, February 28, 2005        2,200,000    $2,200      $26,565            $(26,415)          $  -            2,350

In kind contribution                   -          -            309                -                 -              309

Net loss 2006                          -          -           -                   (803)             -             (803)
                                  ---------    ------      -------            ---------          --------     ---------
Balance, February 28, 2006        2,200,000    $2,200      $26,874            $(27,218)          $  -            1,856

In kind contribution                   -          -            150                -                 -              150

Net loss 2007                          -          -           -                   (150)             -             (150)
                                  ---------    ------      -------            ---------          --------     ---------
Balance, February 28, 2007        2,200,000    $2,200      $27,024            $(27,368)          $  -            1,856
                                  =========    ======      =======            =========          ========     =========


                     Read accompanying Notes to Financial Statements.
                                            F-4

                                    CAPITAL GROUP ONE, INC.
                                 (A Development Stage Company)
                                   STATEMENTS OF CASH FLOWS
                      YEARS ENDED FEBRUARY 28, 2007 AND FEBRUARY 28, 2006
                                              AND
               PERIOD FROM MARCH 12, 1997 (INCEPTION) THROUGH FEBRUARY 28, 2007




                                                                                             March 12,
                                                                                               1997
                                                      Year Ended            Year Ended      (Inception)
                                                     February 28,          February 28,     to February 28,
                                                        2007                  2006              2007
                                                     ------------         --------------    ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                                              $  (150)             $  (803)             $(27,368)
  Changes in operating assets and liabilities:
   Increase in prepaid expenses                            -                    -                     -
   Decrease in prepaid expenses                            -                    644                (1,856)
   Decrease in accounts payable                            -                   (150)                  -
                                                       --------             --------             ---------
Net Cash Provided by (Used In) Operating Activities       (150)                (309)              (29,224)
                                                       --------             --------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
                                                       --------             --------             ---------
Net Cash Provided by Investing Activities                  -                    -                     -
                                                       --------             --------             ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in additional paid-in capital                   150                  309                27,024
  Proceeds from issuance of common stock                  -                    -                    2,200
                                                       --------             --------             ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  150                  309                29,224
                                                       --------             --------             ---------
NET INCREASE (DECREASE) IN CASH                           -                    -                     -
Cash at Beginning of Period/Year                          -                    -                     -
                                                       --------             --------             ---------
Cash at End of Period/Year                             $  -                 $  -                $    -
                                                       ========             ========             =========



             Read accompanying Notes to Financial Statements.

                    CAPITAL GROUP ONE, INC.
                 (A Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS
                       FEBRUARY 28, 2007




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

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings per Share." As of February 28, 2007 and 2006, and for the period from March 12, 1997 (inception) to February 28, 2007, respectively, there were no common share equivalents outstanding.

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

                    CAPITAL GROUP ONE, INC.
                 (A Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS
                       FEBRUARY 28, 2007


As of February 28, 2007, the Company has a net operating loss
carryforward of    approximately $28,334 available to offset
future taxable income through 2027. The valuation allowance at February 28, 2007 was $5,099. The net change in the valuation allowance for the year ended February 28, 2007 was an increase of $28.

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

                    CAPITAL GROUP ONE, INC.
                 (A Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS
                       FEBRUARY 28, 2007



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

(C) In-Kind Contribution

For the year ended February 28, 2007 the stockholder of the Company paid $150 of operating expenses on behalf of the Company
(See Note 3).

During 2001, 2002, 2003, 2004, 2005, and 2006 the stockholder of the Company paid $2,217 $900, $7,473, $9,300, $6,675 and $309 respectively, of operating expenses on behalf of the Company
(See Note 3).

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

                    CAPITAL GROUP ONE, INC.
                 (A Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS
                       FEBRUARY 28, 2007




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